Form 10QSB
period 1998-09-30
NUTRACEUTIX INC
filed 1998-11-13
CIK 934936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER 000-24693


                                NUTRACEUTIX, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                        91-1689591
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                          8340 - 154TH AVENUE NORTHEAST
                            REDMOND, WASHINGTON 98052
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (425) 883-9518
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of issuer's common stock outstanding as of November 12, 1998:
16,854,812


          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                NUTRACEUTIX, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets at September 30, 1998 and December 31, 1997
          (unaudited)
          .................................................................... 1

          Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997 (unaudited)....................... 2

          Statements of Cash Flows for the nine months ended September 30,
          1998 and 1997 (unaudited) .......................................... 3

          Notes to Financial Statements  ..................................... 4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations  ............................................. 6


PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds ......................... 10

Item 6.   Exhibits and Reports on Form 8-K  ................................. 10

          Signatures  ....................................................... 10

                               Nutraceutix, Inc.

                                 BALANCE SHEETS
                                  (unaudited)

                                     ASSETS

                                                       September 30,       December 31,
                                                            1998               1997
                                                       -------------       ------------
CURRENT ASSETS
     Cash                                              $    165,924        $   132,978
     Accounts receivable                                    734,799            544,172
     Inventories                                            896,691            643,851
     Prepaid expenses                                       173,284            128,509
                                                       ------------        -----------
          Total current assets                            1,970,698          1,449,510

EQUIPMENT AND FURNITURE - net                             1,194,300            497,811
OTHER ASSETS - net                                          940,698          1,046,193
                                                       ------------        -----------
                                                       $  4,105,696        $ 2,993,514
                                                       ============        ===========

                                  LIABILITIES

CURRENT LIABILITIES
     Line of credit                                    $    266,500        $   488,000
     Current maturities of long-term obligations            210,263            115,187
     Current maturities of capital lease obligations        129,787            132,570
     Accounts payable                                       368,053            407,390
     Advance royalties                                       14,017            170,167
     Accrued liabilities                                    167,377             95,038
                                                       ------------        -----------
          Total current liabilities                       1,155,997          1,408,352

LONG-TERM OBLIGATIONS, less current maturities              453,342             99,701

CAPITAL LEASE OBLIGATIONS,
     less current maturities                                233,218            166,941

COMMITMENTS AND CONTINGENCY                                      --                 --

STOCKHOLDERS' EQUITY
     Preferred stock authorized,
          5,000,000 shares $.01 par value                        --                 --
     Common stock authorized,
          30,000,000 shares $.001 par value                  16,795             15,501
     Additional contributed capital                      11,474,169         10,624,992
     Accumulated deficit                                 (9,227,825)        (9,321,973)
                                                       ------------        -----------
          Total stockholders' equity                      2,263,139          1,318,520
                                                       ------------        -----------
                                                       $  4,105,696        $ 2,993,514

        The accompanying notes are an integral part of these statements.

                               Nutraceutix, Inc.

                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                           Three months ended           Nine months ended
                                              September 30,               September 30,
                                           ------------------           -----------------
                                           1998          1997           1998           1997
                                           ----          ----           ----           ----
Net revenues                          $ 1,632,498    $ 1,055,013    $ 4,689,867    $ 3,163,531
Cost of revenues                          937,863        567,382      2,676,784      1,658,406
                                      -----------    -----------    -----------    -----------
    Gross profit                          694,635        487,631      2,013,083      1,505,125

Operating expenses
  Marketing and selling                   242,533        148,228        606,758        449,373
  Research and development                 61,210         25,139        138,242         54,160
  General and administrative              368,511        326,924      1,064,679        908,483
                                      -----------    -----------    -----------    -----------
    Operating profit (loss)                22,381        (12,660)       203,404         93,109
                                      -----------    -----------    -----------    -----------
Other income (expense)
  Interest expense                        (33,926)       (54,860)      (109,256)      (148,740)
                                      -----------    -----------    -----------    -----------
                                          (33,926)       (54,860)      (109,256)      (148,740)
                                      -----------    -----------    -----------    -----------
      NET EARNINGS (LOSS)             $   (11,545)   $   (67,520)   $    94,148    $   (55,631)
                                      -----------    -----------    -----------    -----------
      Net earnings (loss)
        per share                     $    (0.001)   $    (0.005)   $     0.007    $    (0.004)
                                      ===========    ===========    ===========    ===========
      Net earnings per share
        assuming dilution                                           $     0.006
                                                                    ===========
      Accumulated deficit
        beginning of period            (9,216,280)    (9,223,883)    (9,321,973)    (9,262,072)
                                      -----------    -----------    -----------    -----------
      Accumulated deficit
        end of period                  (9,227,825)    (9,291,403)    (9,227,825)    (9,292,403)
                                      -----------    -----------    -----------    -----------


The accompanying notes are an integral part of these statements.

                               Nutraceutix, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                           Nine months ended
                                                             September 30,
                                                           1998         1997
                                                        ---------     ---------
Increase (Decrease) in Cash

Cash flows from operating activities
  Net earnings (loss)                                   $  94,148     $ (55,631)
  Adjustments to reconcile net earnings (loss) to
    net cash used in operating activities
      Depreciation and amortization                       231,056       198,089
      Issuance of common stock for finance charges
        and consulting services                            41,471        54,780
      Changes in assets and liabilities
        Accounts receivable                              (190,627)     (289,874)
        Inventories                                      (252,840)       11,075
        Prepaid expenses                                  (29,775)      (84,104)
        Accounts payable                                  (39,337)      (96,256)
        Accrued liabilities and deferred revenues         (83,811)      (42,927)
                                                        ---------     ---------
          Net cash used in operating activities          (229,715)     (304,848)
                                                        ---------     ---------
Cash flows from investing activities:
  Purchase of equipment                                  (603,947)       (9,993)
  Patent expenditures                                     (12,534)       (6,392)
                                                        ---------     ---------
          Net cash used in investing activities          (616,481)      (16,385)
                                                        ---------     ---------
Cash flows from financing activities:
  Payments on long-term and capital lease obligations    (241,302)     (293,471)
  Proceeds from long-term obligations                     547,944       231,285
  Net borrowings on line of credit                       (221,500)      127,062
  Net proceeds from issuance of common stock              794,000       209,512
                                                        ---------     ---------
          Net cash provided by financing activities       879,142       274,388
                                                        ---------     ---------
Net increase (decrease) in cash                            32,946       (46,845)
Cash at beginning of period                               132,978        64,432
                                                        ---------     ---------
Cash at end of period                                   $ 165,924     $  17,587
                                                        =========     =========
Cash paid during the year for:
  Interest                                              $ 114,028     $ 154,963
                                                        =========     =========
Noncash investing and financing activities:
  Purchase of equipment under capital
    lease obligations                                   $ 205,569     $ 166,978
  Issuance of common stock to satisfy loans             $      -      $  35,000
  Issuance of common stock to prepay royalties          $  15,000     $  30,000

        The accompanying notes are an integral part of these statements.

                               Nutraceutix, Inc.

                                  FORM 10-QSB

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  FINANCIAL STATEMENTS

The unaudited financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998. This Form 10-QSB should be read in conjunction with the Company's Form 10-SB, filed on July 27, 1998.

NOTE 2.  INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

                                        September 30,      December 31,
                                            1998               1997
                                        -------------      ------------
                                        (unaudited)

Raw materials                            $483,036            $240,560
Work in progress                          334,597             345,231
Finished goods                             79,058              58,060
                                         --------            --------
                                         $896,691            $643,851
                                         ========            ========


NOTE 3. NET EARNINGS (LOSS) PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 15,767,220 and 14,338,929 for the quarters and nine months ended September 30, 1998 and 1997, respectively. The weighted average shares for computing dilution were 16,812,137 for the nine months ended September 30, 1998.

Because of the net loss for the nine months ended September 30, 1997, and the quarters ended September 30, 1998 and 1997, common equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

                               Nutraceutix, Inc.

                                  FORM 10-QSB

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4.  FINANCING

In June of 1998, the Company obtained approximately $533,000 of equipment financing for its Colorado facility. The equipment financing calls for monthly payments of $11,045, including interest at 16.39%. The equipment financing matures in 2003. On September 30, 1998, the Company's line of credit was increased from $600,000 to $800,000, the interest rate was reduced to 9.25% from 10.75% and it expires on September 30, 1999.

NOTE 5.  EQUITY TRANSACTIONS

From January 1, 1998 through September 30, 1998 the Company has issued 1,293,081 shares of the Company's common stock, of which 1,025,000 were issued through a private placement stock offering. In connection with this offering, 102,500 shares were issued to a broker as a commission. The Company raised $768,750 through this offering. A total of 101,000 shares were issued for stock options exercised at $0.25 per share. The remaining 64,581 shares were issued for legal fees and prepaid royalties at fair value of the consideration received.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING IN THIS FORM 10-QSB. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS QUARTERLY REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, CURRENT EXPECTATIONS, ESTIMATES, AND PROJECTIONS.

STATEMENTS THAT ARE NOT HISTORICAL FACTS, INCLUDING WITHOUT LIMITATION, STATEMENTS WHICH ARE PRECEDED BY, FOLLOWED BY OR INCLUDE THE WORDS "BELIEVES," ANTICIPATES," "PLANS," "EXPECTS," "MAY," "SHOULD," OR SIMILAR EXPRESSIONS ARE FORWARD-LOOKING STATEMENTS. MANY OF THE FACTORS THAT WILL DETERMINE THE COMPANY'S FUTURE RESULTS ARE BEYOND THE ABILITY OF THE COMPANY TO CONTROL OR PREDICT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY.

THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS WHETHER AS A RESULT OF THE NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS INCLUDE, BUT ARE NOT LIMITED
TO: THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, PRODUCT DEVELOPMENT, CHANGES IN LAW AND REGULATIONS, CUSTOMER DEMAND, LITIGATION, AVAILABILITY OF FUTURE FINANCING, UNCERTAINTY OF MARKET ACCEPTANCE OF NEW PRODUCTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC REPORTS, COPIES OF WHICH ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S INVESTOR RELATIONS DEPARTMENT.

Nutraceutix, Inc. (the "Company") develops and manufactures both proprietary and non-proprietary nutraceutical based health supplement products which it licenses and manufactures. These proprietary products are both developed internally and licensed from research institutions and companies. Proprietary products include Calcium D-GLUCARATE(TM), LIVEBAC(R) Probiotic Caplets, and Controlled Delivery Tablets. Non-proprietary products include multivitamins and single-entity formulas, minerals, herbals, and other probiotics. National health supplement brands of proprietary and non-proprietary products are sold to customers who sell through health food stores, mass merchants and multi-level marketing channels.

Agricultural animal health products and forage preservative products are sold under the COBACTIN(R) microbial feed additive and BIOPOWER(R) silage inoculant brands as well as private label.

Revenue from the sales of the Company's products is recognized at the time products are shipped to customers. Net sales are net of discounts, allowances and estimated returns and credits. The Company's principal executive offices, laboratory and manufacturing are located at Redmond, Washington. The Company also operates a manufacturing facility in Lafayette, Colorado.


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------------
                                                          1998                                       1997
                                          ------------------------------------        ------------------------------------

      Net Sales                           $   1,632,498                 100.0 %       $   1,055,013                 100.0 %
      Cost of goods sold                        937,863                  57.4 %             567,382                  53.8 %
                                          -------------         -------------         -------------         -------------

      Gross Profit                              694,635                  42.6 %             487,631                  46.2 %
      Operating expenses                        672,254                  41.2 %             500,291                  47.4 %
                                          -------------         -------------         -------------         -------------

      Income (loss) from operations              22,381                   1.4 %             (12,660)                 (1.2)%
      Other expense net                         (33,926)                 (2.1)%             (54,860)                 (5.2)%
      Provision for income taxes                     --                                          --
                                          -------------         -------------         -------------         -------------

      Net loss                            $     (11,545)                 (0.7)%       $     (67,520)                 (6.4)%
                                          =============         =============         =============         =============


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales: Net sales increased 55% or $577,485 to $1,632,498 for the three months ended September 30, 1998 from $1,055,013 for the three months ended September 1997. The increase in net sales resulted primarily from a combination of new product introductions and the increase in packaging business.

Gross Profit: Gross profit increased 42% or $207,004 to $694,635 for the three months ended September 30, 1998 from $487,631 for the three months ended September 30, 1997. Excluding royalties, gross margin decreased to 36% for the three months ended September 30, 1998 from 43% for the three months ended September 30, 1997. Increases in sales were primarily due to increased packaging business which has lower margins than the Company's other operations.

Selling and Marketing Expenses: Selling and marketing expenses consist primarily of cost of sales presentations, commissions, travel related expenses, and payroll. Selling and marketing expenses increased 64% or $94,305 to $242,533 for the three months ended September 30, 1998 from $148,228 for the three months ended September 30, 1997. The increase was primarily due to additional sales activity and additional payroll expenses to support increases in net sales.

General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, research and development, as well as professional fees related to legal, audit, tax and depreciation and amortization. General and administrative expenses increased 13% or $41,587 to $368,511 for the three months ended September 30, 1998 from $326,924 for the three months ended September 30, 1997. This increase is primarily due to securities related professional fees associated with the filing of a Form 10-SB and building the infrastructure to support the Company's growth.

Interest Expense: Interest expense decreased 38% to $33,926 for the three months ended September 30, 1998 from $54,860 for the three months ended September 30, 1997. Decrease was due to the payoff of certain debt and reduction of the amount outstanding under the line of credit through the use of equity capital raised during the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net Sales: Net sales increased 48% or $1,526,336 to $4,689,867 for the nine months ended September 30, 1998 from $3,163,531 for the nine months ended September 30, 1997. The increase in net sales resulted primarily from a combination of new product introductions and the increase in packaging business.

Gross Profit: Gross profit increased 34% or $507,958 to $2,013,083 for the nine months ended September 30, 1998 from $1,505,125 for the nine months ended September 30, 1997. Excluding royalties, gross margin decreased to 38% for the nine months ended September 30, 1998 from 46% for the nine months ended September 30, 1997. Increases in sales were primarily due to increased packaging business which has lower margins than the Company's other operations.

Selling and Marketing Expenses: Selling and marketing expenses consist primarily of costs of sales presentation, and related payroll expenses and commissions. Selling and marketing expenses increased 35% or $157,385 to $606,758 for the nine months ended September 30, 1998 from $449,373 for the nine months ended September 30, 1997. The increase was primarily due to additional sales activity and personnel expenses to support increased net sales.

General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 17% or $156,196 to $1,064,679 for the nine months ended September 30, 1998 from $908,483 for the nine months ended September 30, 1997. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, as well as expenses associated with the preparation and filing of the Form 10-SB.

Interest Expense: Interest expense decreased 27% to $109,256 for the nine months ended September 30, 1998 from $148,740 for the nine months ended September 30, 1997. The decrease was a result of available capital from a private placement which reduced borrowing.

LIQUIDITY AND CAPITAL RESOURCES

The Company has recently financed its operations and capital requirements primarily through borrowing, raising equity capital, and operations. As of September 30, 1998, the Company had working capital of $814,701 as compared to working capital of $41,158 at September 30, 1997. This increase is due to funds derived from a private placement offering completed in July 1998.

On September 30, 1998, the Company's conventional bank line of credit was increased by 200,000 to 800,000. As of September 30, 1998, the Company had an available balance of 533,500 to borrow from the Company's conventional bank line of credit.

One of the Company's business strategies is to pursue acquisition of proprietary technologies that complement its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. The Company regularly evaluates the potential technologies and may hold discussions regarding such potential acquisitions of technologies. As a general rule, the Company will publicly announce such acquisitions of technologies only after a definitive agreement has been signed. Future acquisitions of technologies and development of new products, if any, could be financed by current cash on hand, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

YEAR 2000

The Company is in the process of assessing the internal and external risks associated with the Year 2000 issue, including soliciting material and service suppliers, financial institutions, original equipment manufacturers and third-party payees to determine their plans to limit potential problems. After completing this assessment, the Company will develop a plan to ensure that its computer systems and other operations are modified to be compliant on a timely basis.

SEASONALITY

The Company's business is seasonal, with lower sales typically realized during the third quarter and higher sales typically realized during the first and second fiscal quarters. The Company believes such fluctuations in sales are the result of customer buying patterns, and consumer spending related primarily to the consumers' interest in achieving personal health and fitness goals after the beginning of each new calendar year and before the summer fashion season.

Furthermore, as a result of changes in product sales mix and other factors, as discussed above, the Company experiences fluctuations in gross profit and operations margins on a quarter-to-quarter basis.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 15, 1998, the Company sold a total of 825,000 shares of Common Stock to two unaffiliated private investors at a price of $0.75 per share. The shares were sold for cash and the Company received total proceeds of $618,750. The sales were completed pursuant to the exemption from registration provided under Rule 504 of Regulation D. In connection with these sales, as well as sales of an additional 200,000 shares completed in June 1998 pursuant to the same offering, the Company paid a commission to a nonaffiliated broker. The entire commission was paid on July 28, 1998 through the delivery of 102,500 shares of the Company's Common Stock (representing 10% of the total number of shares sold in the offering).

On September 30, 1998, the Company issued 17,750 shares of Common Stock to a nonaffiliated licensor in satisfaction of $15,000 in royalties payable by the Company to the licensor. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:     The following exhibits are filed as part of this report:


             EXHIBIT NO.      DESCRIPTION

                   11.1       Computation of Earnings (Loss) Per Share

                     27 Financial Data Schedule for the Quarter Ended September 30, 1998

(b)    Reports on Form 8-K.

       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                           NUTRACEUTIX, INC.



Date:   November 13, 1998             By:   /s/   William St. John
                                           ----------------------------------
                                           WILLIAM ST. JOHN
                                           President, Chairman of the Board
                                           (Principal Executive Officer)


Date:   November 13, 1998             By:   /s/    Steven H. Moger
                                           ----------------------------------
                                           STEVEN H. MOGER
                                           Vice President, Operations
                                           (Principal Financial Officer)