Form 10KSB40
period 1998-12-31
NUTRACEUTIX INC
filed 1999-03-31
CIK 934936

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD FROM
                               -------------------- TO
                                --------------------

                        COMMISSION FILE NUMBER 000-24693

                               NUTRACEUTIX, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                      91-1689591
          (STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NO.)

                8340 154TH AVENUE NE, REDMOND, WASHINGTON 98052
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (425) 883-9518

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED

        COMMON STOCK, $.001 PAR VALUE                              NONE

      SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1998 were $6,329,606.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 15, 1999 was approximately $8,461,895.

     As of March 15, 1999, there were 16,861,812 shares outstanding of the issuer's common stock.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of its Proxy Statement for the 1999 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                               NUTRACEUTIX, INC.

                                  FORM 10-KSB

                                                                        PAGE
                                                                        ----
ITEM 1.   DESCRIPTION OF BUSINESS.....................................    1
ITEM 2.   DESCRIPTION OF PROPERTY.....................................    8
ITEM 3.   LEGAL PROCEEDINGS...........................................    8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....    9
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    9
ITEM 7.   FINANCIAL STATEMENTS........................................   14
ITEM 8.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE........................................   14
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE
          ACT.........................................................   14
ITEM 10.  EXECUTIVE COMPENSATION......................................   14
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   14
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   14
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................   15

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The following discussion includes certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements and Associated Risks" contained in Item 6.

     COBACTIN, COBACTIN PLUS, COBACTIN II, BIO TECHNIQUES, BIO POWER, LIVE-BAC, NUTRACEUTIX, BT1386, NU-TRAX, CDT and MOLECULAR STRENGTH are registered trademarks or pending trademarks of Nutraceutix, Inc.

BUSINESS DEVELOPMENT

     Nutraceutix, Inc. (the "Company") was incorporated on October 12, 1994 in Delaware as Caddy Systems, Inc. ("CSI") to engage in the sports equipment business. From its inception however, CSI had no material assets and did not actively engage in business. CSI and Bio Techniques Laboratories, Inc., an unaffiliated Washington corporation ("BTL"), entered into an Agreement and Plan of Share Exchange, dated as of February 28, 1995, (the "Agreement") pursuant to which the shareholders of BTL were issued one share of common stock of CSI for each share of BTL, and BTL became a wholly-owned subsidiary of CSI. The corporate name of CSI was changed to Nutraceutix, Inc. in April 1995.

     BTL was incorporated on May 11, 1983 as "Biotechnics, Inc.," and conducted business under that name until October 29, 1984, when its name was changed to "Bio Techniques Laboratories, Inc." Since its inception, BTL has been a biotechnology company in the business of developing and producing nutraceuticals, which are natural, nutritional, biologically active materials formulated to provide specific health and productivity benefits to humans and animals.

     Prior to 1995, the Company focused solely on the manufacture and sale of nutraceutical based products for the agricultural market. Since 1995, the Company added nutraceutical based health supplements for the human health market. In 1997, the Company installed a fully automated production line at its encapsulating, tableting, bottling and labeling facility in Lafayette, Colorado for the private label manufacture of health supplements. In addition, the Company acquired licenses for the United States patent pertaining to the use of glucarate salts and their derivatives for the nutritional support of the body's mechanism for ridding itself of carcinogens. The Company has also acquired a license for formulas which incorporate glucarate salts for lung, breast and prostate health, and in August 1998, the Company licensed additional formulas for colon and liver health. In December 1998, the Company acquired from Temple University an exclusive worldwide license for a patent pending tableting and compression technology for the controlled delivery of health supplements. The Company also internally developed LIVEBAC caplet technology for the manufacture of probiotic health supplements.

     Unless the context indicates otherwise, references hereinafter to "the Company" includes both Nutraceutix, Inc. and Bio Techniques Laboratories, Inc. The Company's principal place of business is 8340 154th Avenue N.E., Redmond, Washington, 98052, and its telephone number at that address is (425) 883-9518.

BUSINESS OF THE COMPANY

     Nutraceutix, Inc. is a developer and manufacturer of nutraceutical based health supplements. Its branded products for the animal feed industry are COBACTIN microbial feed additives and BIOPOWER silage inoculant. Its branded human health supplement products are BIOPOWER Health Supplements. The Company also provides private label manufacturing of health supplements for other health supplement product companies, and "private label" and food ingredient pre-mixes for food companies.

     Nutraceuticals are biologically active materials, derived from plant, microbial or animal sources, which are formulated to provide specific health and productivity benefits for humans and animals including, but not limited to, pharma foods, functional foods, fermented foods, phytochemicals, microbial feed additives, probiotics, herbal products, vitamins and health supplements.

PRINCIPAL PRODUCTS AND SERVICES

CALCIUM D-GLUCARATE

     In July of 1997, the Company and BioChemix, Inc. ("BioChemix") an unaffiliated privately held company, entered into a definitive agreement for the exclusive licensing to Nutraceutix of certain patent rights pertaining to the use of glucarate salts and their derivatives in a sustained release form specifically for the nutritional support of one of the body's major mechanisms for ridding itself of carcinogens, a process referred to as glucuronidation. The Company and BioChemix entered into an agreement for the exclusive licensing of certain formulas, which contain vitamins, minerals, herbal extracts and antioxidants that incorporate the glucarate salt, Calcium D-glucarate, for lung, breast and prostate health. In August of 1998, the Company and BioChemix entered into agreements for the exclusive licensing to the Company of certain formulas which incorporate Calcium D-glucarate for colon and liver health. BioChemix is a technology transfer company whose principals developed and patented the applications of glucarate salts at the Science Park of the University of Texas, MD Anderson Cancer Center. These principals are now at the AMC Cancer Center in Denver, Colorado.

     Conjugation is one of the body's most important and natural protective mechanisms for dealing with carcinogens. Conjugation with glucuronic acid (a glucarate salt derivative) is a major conjugation pathway in the tissues of vertebrates. The resulting conjugates can be readily excreted in the bile and urine. The conjugation of carcinogenic compounds with glucuronic acid is referred to as glucuronidation. The reverse action is referred to as de-glucuronidation and is mediated by the enzyme Beta glucuronidase. Glucarate salt derivatives are potent inhibitors of Beta glucuronidase and the de-glucuronidation reaction. An appropriate concentration of glucarate salts has been shown to inhibit this reverse reaction, thus preventing the reactivation of conjugated carcinogens due to de-glucuronidation. The inhibition of de-glucuronidation with glucarate salts has been shown to significantly reduce cancer in animal models exposed to chemical carcinogens. The specific glucarate salt to be developed into a lung, breast, colon, liver and prostate health product is Calcium D-glucarate. There have been no definitive clinical human trials proving the efficacy of Calcium D-glucarate in cancer prevention in humans.

     Glucuronic acid, a derivative, is found in low concentrations in humans and animals which are natural constituents of certain fruits and vegetables, possibly contributing to the documented association of fruit and vegetable intake with reduced cancer risk. No toxic effects have been demonstrated with Calcium D-glucarate. The FDA requires no extended approval for use as a nutritional supplement.

     The market for new health supplements containing Calcium D-glucarate remains difficult to estimate. The Company is targeting individuals at higher than average risk of developing lung, breast, prostate, colon and liver cancer. The Company believes that there is a market for Calcium D-glucarate due to the concerns about cancer risks and recognition of the link between smoking and lung cancer and women's concerns regarding breast cancer. Risk factors for breast cancer such as family history, age of pregnancy and lifestyle have been identified and are known in the general population. The Company believes that women with these risk factors are potential consumers of these products, but has no sales history with glucarate based products to substantiate this belief.

NUTRACEUTICAL BASED HEALTH SUPPLEMENTS FOR THE AGRICULTURAL MARKET

     The Company has two primary agricultural product lines which it manufactures and sells: (1) lactobacillus products which, independent field trials demonstrate, enhance feed efficiency in feedlot cattle and (2) silage inoculum which, independent field trials demonstrate, preserves the nutritional value of stored forages.

     The Company's silage inoculants, which are offered on an original equipment manufacturer ("OEM") basis and under the BIOPOWER silage inoculant brand, aid in the natural fermentation of cut forages for storage in silos and bunkers, preserving nutrients by decreasing the occurrence of unwanted spoilage organisms.

     The Company's lactobacillus based microbial feed additive products are marketed under the following trademarks:

     COBACTIN, COBACTIN II, COBACTIN PLUS microbial feed additives for commercial feedlot cattle. These products have been demonstrated in independent field trials to increase feed efficiency in feedlot cattle.

     COBACTIN, COBACTIN II microbial feed additive for dairy cows have been demonstrated in independent field trials to increase milk production.

     COBACTIN microbial feed additive for poultry has been demonstrated in independent field trials to increase feed efficiency in poultry.

     These COBACTIN products are the result of ten years of research by Bio Techniques Laboratories, Inc. aimed at the development of proprietary microbial feed supplements designed to enhance animal feed efficiency. This product line is based on the premise that animal nutrition, particularly in ruminant animals, requires the presence of positive bacteria in the animal's digestive tract.

     COBACTIN microbial feed additive is a living Lactobacillus acidophilus culture, preserved to provide a stable blend of genetically selected lactic acid bacteria for feedlot and dairy cattle and poultry. Over the past ten years, COBACTIN for cattle has undergone over 22 independent university and research institute field tests to determine its efficacy in cattle. These field trials have repeatedly shown that COBACTIN microbial feed additive increases feed efficiency. Comparable results have been demonstrated for dairy cows and poultry.

     The Company received two patents on the bacterial strain BT1389 of Lactobacillus acidophilus used in COBACTIN II microbial feed additive. The Company formulated COBACTIN PLUS, which the Company believes offers numerous product stabilization advantages. COBACTIN PLUS is composed of BT1389 lactobacillus strain, with a stabilizer designed for extended shelf life. COBACTIN PLUS accounts for the majority of the Company's animal health sales. Use of the product has been historically limited to large cattle feedlots and large dairies, which blend their own feed and have the equipment and expertise to deliver COBACTIN into the feed daily. Even though COBACTIN has been shown effective in poultry, difficulties with the daily blending of the product have curtailed sales in the poultry industry.

     In the cattle feedlot market, the Company has two primary competitors, Biotal and Nutrition Physiology. The Company believes that it derives a competitive advantage from its proprietary technology not available from other suppliers, which proprietary technology includes the COBACTIN microbial feed additive.

  NUTRACEUTICAL BASED HEALTH SUPPLEMENTS FOR THE HUMAN HEALTH MARKET

     Specific nutraceuticals have been shown to affect bodily functions in targeted ways, such as by reducing anxiety (St. John's Wort) or by lowering cholesterol (soy extracts) and assisting in sleep (Valerian). The active ingredients in nutraceuticals may include complex mixtures of organic molecules, small molecules, oligosaccharides, lactic acid bacteria, fungi, minerals and other microbial secondary metabolites. Lactobacillus acidophilus cultures are classic nutraceuticals which have long been components of yogurt and fermented food. Published literature has shown lactic acid bacteria to exert positive gastrointestinal health benefits beyond their nutritional value. The Company has developed a proprietary tableting technology for the delivery of lactic acid bacteria in a health supplement form.

     The Company believes that the market for nutraceuticals will continue to grow because of an ever increasing, longer-lived aging population. Medical challenges associated with aging such as chronic diseases, allergy, inflammation, cancer, and thrombotic diseases, will most likely cause an even greater emphasis on health care delivery. The development and identification of new nutraceutical products and markets may require combining interdisciplinary technologies, including plant science, microbiology, biochemistry and nutrition. Among the non-proprietary health supplement products manufactured by the Company are capsules, tablets and pre-mixes containing multi-vitamins and single vitamins, such as Vitamin C and Vitamin E, herbs such as Ginseng, Ginkgo, antioxidants, Echinacea, St. John's Wort and enzymes and positive lactic acid bacteria.

CONTROLLED DELIVERY TECHNOLOGY

     In December 1998, the Company and Temple University signed a definitive agreement for the exclusive licensing to Nutraceutix of a patent pending technology pertaining to the manufacture of controlled delivery health supplement tablets and capsules. Subsequent to the acquisition of this license, Nutraceutix trademarked the technology as CDT -- controlled delivery technology. The Company considers the CDT technology to be unique for its ability to program individual release patterns for each health supplement contained in a single tablet or capsule at a relative low cost of manufacture and its applicability to a wide range of health supplements. Through use of the CDT technology, health supplement ingredients can be individually programmed to release in either a continuous or pulsed delivery.

     Controlled delivery technologies are common in the pharmaceutical industry, while relatively rare in the health supplement industry. In the pharmaceutical industry, controlled delivery technologies have been shown to optimize the therapeutic performance of drugs, improve compliance with dosing schedules, minimize side effects and offer added convenience by reducing the frequency of dosing. The Company believes the CDT technology will offer similar benefits for health supplements.

     The CDT controlled delivery technology was developed at Temple University for chronic drug administration of calcium-channel blockers nifedipine, diltiazem and verapamil in the management of angina and hypertension. The physiochemical properties and intrinsic characteristics of these drugs, such as high or low solubility, limited absorption, or presystemic metabolism, necessitated the development of a highly controlled delivery technology to provide continuous active ingredient release with zero-order linear kinetics and precise and consistent performance. This technology is based on hydrophilic swellable polymeric matrices, which allow the controlled diffusion of health supplements from the matrix through the tablets progressive swelling, dissolution and/or erosion. The controlled delivery tablets or capsules employ combinations of hydrophilic polymers specific to each health supplement. Depending on the matrix composition, various release rates and patterns can be accomplished.

     One of the most difficult challenges for a controlled delivery technology is to produce a continuous release with linear zero-order kinetics of a highly soluble material for up to twenty-four hours. Linear zero-order kinetics means that a precise quantity is released in each limit of time over the entire course of the release pattern until one hundred percent of the material is released. There are no burst or lag phases of release. After obtaining the license for the technology from Temple University, the Company, in collaboration with Temple University, successfully developed continuous, linear, zero-order kinetics release Vitamin C tablets. Vitamin C was considered a substantial technological challenge due to its high water solubility. Following the Vitamin C project, the Company and Temple University developed individual continuous release, linear, zero-order kinetic tablets of HMB, glucosamine, Calcium D-Glucarate, and several androstenes. Based on the research and development the Company and Temple University conducted, the Company has developed several tableted products containing multiple health supplements for the sports industry with individual release patterns for each supplement. The Company believes that the health supplement industry offers a variety of opportunities to apply this technology.

     In December 1998, the Company entered into an exclusive marketing agreement with MET-Rx USA, Inc. of Irvine, California granting Met-Rx exclusive marketing rights for sports supplement products incorporating CDT controlled delivery technology. The Company contracted with Temple University to develop CDT tablets and capsules for the programmed release of androstenedione, androstenediol, norandrostenedione and norandrostenediol. MET-Rx USA sells products primarily for bodybuilding. On a non-exclusive basis, a CDT weight loss product has been developed for the Met-Rx brand. The Met-Rx sports supplements and weight loss products are projected to be released in April 1999.

     Nutraceutix manufactures all CDT products. As the manufacturing technology is further developed and refined, other companies may be licensed by Nutraceutix to manufacture CDT products.

MANUFACTURING

ANIMAL HEALTH PRODUCTS

     In addition to its own COBACTIN and BIOPOWER brand products, the Company manufactures microbial products for several companies on a private label and OEM basis at its fermentation plant located at its corporate headquarters in Redmond, Washington. These products include inoculum, feed and food additives and microbial based supplements. The Company has over 12 years of experience in microbial fermentation, and holds patents relating to a proprietary strain of Lactobacillus acidophilus and preservation technologies

PRIVATE LABEL HEALTH SUPPLEMENT MANUFACTURING

     The Company manufactures private label health supplements at its encapsulating, tableting, bottling and labeling facility in Lafayette, Colorado. The Company manufactures capsules, tablets, powdered drink mixes and microbial products for more than twenty companies that market these products under their own brand names. Many of these are non-proprietary products. The Company also manufactures products that incorporate its proprietary technology. This includes health supplements that incorporate Calcium D-glucarate, Lactobacillus acidophilus strains developed by the Company or Lactobacillus acidophilus products manufactured employing the Company's proprietary LIVEBAC caplet process and CDT controlled delivery technology.

     The LIVEBAC process is a tableting technology that results in extended shelf life of tablets or caplets containing lactic acid bacteria. Lactic acid bacteria such as Lactobacillus acidophilus must be alive to produce a positive health effect. Caplets or tablets of Lactobacillus acidophilus made using the LIVEBAC process display a greater than 12 months viability and shelf life.

MARKETING, SALES AND DISTRIBUTION

     The Company relies on independent sales representatives to sell and service customers of its animal health products. The Company also markets and sells OEM and private label silage inoculum directly to branded companies in agriculture. In June of 1998, the Company hired a sales manager for agricultural products.

     The Company has four sales and marketing/customer service personnel dedicated to selling the Company's services and proprietary products and technologies to branded companies in the human health supplement industry. In 1998, the Company hired Lyndon C. Johnson as Vice President of Sales and Marketing. Mr. Johnson has extensive sales and marketing experience in the health supplement industry.

     The Company recently began the sale of its own branded health supplements exclusively via the Internet under the BIOPOWER health supplement brand. The Company provides these products primarily as a service to shareholders and employees as a source of information pertaining to customer preferences.

     The Company's primary businesses, health supplements and animal feed additive manufacture, have a seasonality generally reflective in lower third quarter product orders due to seasonal low retail health supplement sales and reduced cattle in feedlots.

COMPETITION

     The principal markets in which the Company competes are competitive and fragmented, with competitors in the private label market, the human health supplements market and the cattle feedlot market. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company's competitors in the manufacture of lactic acid bacteria for inclusion in silage inoculum and feed additives include Chris Hansen, Rhodia, Lallemand and Roselle Institut.

     The Company believes that its primary competitive advantage results from its proprietary technology which is not available from other suppliers, including LIVEBAC caplets, Calcium D-glucarate, Cobactin microbial feed additives, and CDT controlled delivery technology. Additionally, the Company believes that other principal competitive factors in the sale of health supplements for animal and human consumption are quality, technical and manufacturing capability and timely delivery and service.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

     The Company obtains all its raw materials for the manufacture of its products from other sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products, with the exception of the glucarate salt, Calcium D-glucarate. The Company has an agreement with BioChemix for the supply of Calcium D-glucarate. Management expects BioChemix to be able to supply sufficient glucarate for the health supplement market. However, Nutraceutix has no direct control over BioChemix and any interruption in supply of glucarate could adversely effect the revenue of the Company.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

     The Company received approximately 69% of its 1998 revenues from eight customers. The Company's largest customers, Weider Nutrition and Rexall Showcase, accounted for approximately 14% and 12%, respectively, of net sales in fiscal 1998. The loss of the Weider Nutrition prepaid royalties and product manufacturing negatively affected the Company's revenue in the last quarter of 1998 and will continue to impact revenue for the first quarter of 1999. See "Managements Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6.

INTELLECTUAL PROPERTY

     The Company currently holds two U.S. and one Canadian patent pertaining to COBACTIN feed additives, two U.S. patents related to the dispensing of microbial cultures, one licensed patent pertaining to Calcium D-glucarate and one licensed patent pending pertaining to the CDT controlled delivery technology. The licensed Calcium D-glucarate patent expires in 2006; the other U.S. patents expire in 2010 and 2011.

     As of December 31, 1998, the Company has approximately eight federal trademark registrations and approximately four trademark applications pending with the United States Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. Following is a list of the Company's registered and pending trademarks:
COBACTIN, COBACTIN PLUS, COBACTIN II, BIO TECHNIQUES, BIO POWER, LIVE-BAC, NUTRACEUTIX, BT1386, NU-TRAX, CDT and MOLECULAR STRENGTH.

     The Company has a license agreement with BioChemix for delivery of glucarate in certain health supplements. The Company paid a 5.25% royalty on the net revenue received from the use of certain formulas developed by BioChemix for the delivery of glucarate in health supplements for breast, prostate, lung, colon and liver health. In 1998, the agreement between the Company and BioChemix was amended to eliminate royalty payments on the sale of products containing Calcium D-glucarate.

     The Company pays certain royalties to the original developers of certain of its agricultural and glucarate products. See "Note I of Notes to Financial Statements" contained in Item 7.

     The Company has a license agreement with Temple University for the CDT controlled delivery technology. In December of 1998, the Company paid a non-refundable license fee of $25,000 to Temple University pursuant to the terms of the license agreement. The Company is obligated to pay a royalty of $0.40 per 1000 tablets or capsules produced using CDT technology. The Company is obligated to pay an annual non-refundable license maintenance fee of $10,000, which license maintenance fee payment may be credited against royalties due during the same calendar year. The agreement does not provide for carry-over of unused credit to subsequent years. As of December 31, 1998, no royalties have been paid or incurred by the Company to Temple University.

GOVERNMENTAL REGULATION

     Many of the Company's products are either G.R.A.S. (Generally Regarded As
Safe) listed by the FDA or do not currently require extended regulatory approval. Recent legislation has resulted in a regulatory environment, which sets what the Company considers to be reasonable limitations and guidelines on health claims and labeling for natural products. Thus the Company believes that current and reasonably foreseeable governmental regulation will have minimal impact on its business.

     Statements of the Company and its customers regarding dietary supplement products are subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies.

     The Company manufactures products for customers that the customer distributes under their own or other trademarks. Such private label customers are subject to governmental regulations in connection with their purchase, marketing, distribution and sale of such products, and the Company is subject to such regulations in connection with the manufacture of such products and its delivery of services to such customers. However, the Company's private label customers are independent companies, and their labeling, marketing and distribution of such products are beyond the Company's control. Nevertheless, the failure of these customers to comply with applicable laws or regulations could have a material adverse effect of the Company.

RESEARCH AND DEVELOPMENT

     In 1998 and 1997, the Company spent $224,785 (approximately 4% of revenues) and $78,776 (approximately 2% of revenues) respectively, on product research and development. Management anticipates spending approximately the same percentage of revenues on research and development in 1999. The Company funds these activities internally.

MICROBIAL PRODUCT DEVELOPMENT.

     The Company has conducted research into the interaction of resident bacteria with health and the preservation and delivery of live lactic acid bacteria in health supplements. This research has also resulted in development of the LIVEBAC Process for tableting lactic acid bacteria. The LIVEBAC Process has been shown to yield a tablet with a shelf life of one year. Shelf life of lactic acid bacteria in supplement form has historically been problematic. The Company is continuing research to extend the one-year shelf life of lactic acid bacteria and develop new applications.

HEALTH SUPPLEMENT DEVELOPMENT.

     The Company develops products requested by customers, and/or develops new product concepts which it licenses to customers. The Company also actively seeks and reviews new nutraceutical materials and delivery technologies developed by independent researchers, such as Calcium D-glucarate and CDT controlled delivery technology. The Company licenses the technology and sublicenses it to customers.

COMPLIANCE WITH ENVIRONMENT LAWS

     The Company believes that it is in full compliance with all relevant environmental laws. Due to the nature of the Company's operations, to date, the cost of complying with environmental laws has not had a significant effect on the Company's operations.

EMPLOYEES

     As of December 31, 1998, the Company employed 47 full time employees, consisting of four executives, 28 production personnel, three sales and marketing personnel, five quality control personnel and seven administrative personnel. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters, including administrative offices, production and research and development facilities are located approximately fifteen miles northeast of Seattle at 8340 154th Avenue Northeast, Redmond, Washington 98052. The property, consisting of 15,893 square feet, is leased for a term of sixty (60) months with a lease termination date of November 30, 2003. The production facility includes equipment for fermentation, formulation, packaging and storage. The Company leases an additional building consisting of 1,879 square feet for off-site storage and product blending, located approximately one-half mile from the corporate headquarters at 14822 NE 95th Street, Redmond, Washington. The storage space is leased through July 31, 2000.

     The Company's tableting and encapsulating facility is located approximately 25 miles from Denver at 1400 and 1420 Overlook Drive, Lafayette, Colorado 80026. The premises consist of two stand-alone buildings for a total of 28,800 square feet. The main building is used primarily for manufacturing and contains machinery for the blending and finishing of raw materials into tablets or capsules and also contains some minimal office space. The second building is warehouse space used for raw material storage. The premises had been subject to four (4) separate lease agreements with the same lessor, all of which had different lease termination dates. The leases were consolidated, effective August 1, 1998, into one lease for a term of three (3) years. The initial term of the consolidated lease expires on July 31, 2001. The Company has an option to extend the lease for an additional term of two (2) years.

     Each of the leases was negotiated at arm's length and entered into by the Company, as tenant, with an unaffiliated third party, as the lessor. The Company believes all lease property is in good and satisfactory condition, and is suitable for the Company's business needs for the term of the respective leases.

ITEM 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not presently a party to any material litigation not in the regular course of its business, nor to the Company's knowledge is such litigation threatened.

     In February 1996, Bio Universal, Inc. ("Bio Universal") commenced an action against BTL in the 251st District Court, Randall County, Texas, Case No. 42,377-C. The action arises out of a 1993 agreement between BTL and Bio Universal pursuant to which Bio Universal was marketing and distributing BTL's products. The Company believed that Bio Universal failed to perform its obligations under that agreement. Bio Universal and BTL thus mutually agreed to terminate the agreement. In this action Bio Universal alleges that it has been damaged in that BTL (i) failed to pay Bio Universal money owed to Bio Universal,
(ii) wrongfully terminated the marketing and distribution agreement, (iii) tortuously interfered with Bio Universal's customer contracts, (iv) slandered and disparaged Bio Universal and (v) breached the marketing and distribution agreement. Bio Universal is seeking compensatory and punitive damages in unspecified amounts, exculpation from money owed BTL, termination of collateral agreements and reimbursement of fees and costs associated with the litigation.

     Discovery has yet to be completed and, accordingly, the Company's counsel is unable to determine the outcome of the suit. The Company intends to vigorously defend itself against this suit, and, in the opinion of management, any defense, settlement, or judgment costs are, at this time, not expected to have a material financial impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $.001 par value, is traded in the over-the-counter market (OTC Bulletin Board Symbol: "NUTX"). The following table sets forth the range of high ask and low bid prices for the Company's Common Stock on a quarterly basis for the past two full years, as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

                                  COMMON STOCK

                                                         HIGH ASK      LOW BID
                                                         --------      -------
First Quarter ending March 31, 1997....................     1 7/16          1/2
Second Quarter ending June 30, 1997....................     1 3/16         5/32
Third Quarter ending September 30, 1997................     1 1/2          11/16
Fourth Quarter ending December 31, 1997................     1 1/8           1/2

PERIOD - FISCAL YEAR 1998
First Quarter ending March 31, 1998....................     1 11/32        21/32
Second Quarter ending June 30, 1998....................     1 9/32          1/2
Third Quarter ending September 30, 1998................     3 1/4          13/16
Fourth Quarter ending December 31, 1998................     1 5/16         9/16

     The approximate number of record holders of the Company's Common Stock as of December 31, 1998 was 1,445 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, appearing in this Form 10-KSB. Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company disclaims any obligation to update any forward-looking statements whether as a result of the new information, future events or otherwise.

     Important factors that may affect future results include, but are not limited to the impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing, uncertainty of market acceptance of new products, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's Investor Relations Department. See "Outlook -- Issues and Uncertainties" below.

RESULTS OF REVENUE GENERATING PROFIT CENTERS

     The Company operates four primary revenue-generating profit centers:

     1. Proprietary Technology -- The Company's proprietary technologies include Calcium D-glucarate, LIVEBAC caplets and CDT controlled delivery technology. Revenues are realized from the sales of glucarate as a raw material to other manufacturers for incorporation into sublicensed customer's private label products, manufacturing by the Company for sublicensed customer's private label products containing Calcium D-glucarate, royalties from the sale of products containing glucarate by Weider Nutrition, sales of LIVEBAC caplets and manufacture of health supplements incorporating CDT control delivery technology.

     2. Private Label Manufacturing of Health Supplements -- In Lafayette, Colorado, the Company manufactures health supplements for private label customers. Revenues are realized from bottling, labeling and manufacture of tablets, capsules, herbal pre-blends and health supplement pre-blends for inclusion into food products and bulk packaged products.

     3. Fermentation -- The Company manufactures viable (live) freeze dried bacteria for companies on a private label and OEM basis at its fermentation plant located in Redmond, WA. Revenues are realized from the bulk sales of freeze dried bacteria.

     4. COBACTIN microbial feed additive -- COBACTIN for feedlot cattle, dairy cows and poultry is a viable (live) Lactobacillus acidophilus that provides a stable blend of lactic acid bacteria on a daily basis. Revenues are realized from the sale of COBACTIN brand proprietary products.

PROPRIETARY TECHNOLOGY

     Revenues of proprietary technologies were $2,764,582 for 1998 compared to $742,532 in 1997. Royalties of $375,782 on the sale of products containing Calcium D-glucarate from Weider Nutrition contributed to the revenue growth in 1998. On September 5, 1998, Weider Nutrition and Nutraceutix mutually agreed to terminate Weider's exclusive license to sell retail products containing Calcium D-glucarate. This terminated the guaranteed royalties, leaving a variable 5% royalty on sales of Weider Nutrition's glucarate products. Prior to September 5, 1998, guaranteed royalties averaged $46,000 per month. After September 5, 1998, royalties on glucarate products averaged $1,500 per month. In addition, the mutual termination of the exclusive agreement resulted in the loss of significant manufacturing revenues from Weider Nutrition. Manufacturing revenues from Weider Nutrition amounted to approximately $1,000,000 annually with an average of $80,000 a month prior to September 5, 1998. These revenues resulted from the manufacturing of glucarate containing products and LIVEBAC caplets. After September 5, 1998, the Company experienced very little manufacturing revenues from Weider Nutrition.

     As of December 31, 1998, in addition to Weider Nutrition and Rexall Showcase, approximately six other health supplement companies have signed sublicense agreements for use of Calcium D-glucarate in their products.

     Rexall Showcase introduced products containing glucarate for breast and prostate health for distribution in the multi-level sales market in August, 1998. Revenues from glucarate sales to Rexall Showcase resulted in revenues of $579,705 for the fiscal year ending December 31, 1998.

     The transition of licenses significantly impacted the fourth quarter of 1998 with fourth quarter revenues of $1,639,740 compared to third quarter 1998 revenues of $1,632,498. A lack of revenue growth is expected to remain through the first quarter of 1999 due to the start-up and lead time associated with manufacturing new products using the controlled delivery technology.

PRIVATE LABEL MANUFACTURING OF HEALTH SUPPLEMENTS

     Sales of private label manufacturing of health supplements remained constant in 1998 at $1,402,223 compared to $1,387,096 in 1997 primarily due to the Company's emphasis on proprietary products.

FERMENTATION

     Sales remained constant in 1998 at $810,985 from $838,418 in 1997. This primarily due to the Company's emphasis on proprietary products.

COBACTIN

     The Company's sales of COBACTIN microbial feed additives remained constant with sales of $1,351,816 in 1998 compared to sales of $1,338,722 in 1997. Sales efforts are focused toward service to loyal customers. Minimal new sales were realized in 1998.

REVENUES FOR FISCAL 1998 COMPARED TO FISCAL 1997

     Revenues for the fiscal year ended December 31, 1998 were $6,329,606, an increase of 47% compared to $4,306,768 in the fiscal year ended December 31, 1997.

COST OF REVENUES

     Cost of revenues as a percentage of total revenues in fiscal 1998 was 61% compared to 58% in fiscal 1997. During fiscal 1998, the Company made and continues to make investments in the scale up of the Colorado production facility and additional licensed technology which is critical to the Company's growth strategy, although in the short term these enhancements have a negative effect on margins.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased to $224,785 in fiscal 1998 or 4% of revenues compared to $78,776 or 2% of revenues in fiscal 1997. The Company plans to continue its research and development expenditures to broaden its market penetration by enhancing the technology of human health supplements.

SELLING EXPENSES

     Selling expenses increased to $786,286 or 29% in fiscal 1998 from $609,121 in fiscal 1997, resulting primarily from the addition of two major sales positions and related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $1,282,446 or 32% in fiscal 1998 from $974,552 in fiscal 1997. The increase is primarily due to securities related professional fees associated with the filing of a Form 10-SB and building the infrastructure to support the Company's growth.

INTEREST EXPENSE

     Interest expense decreased to $157,448 in fiscal 1998 from $217,447 in fiscal 1997. The decrease was due to the payoff of certain debt and reduction of the average amount outstanding under the line of credit through the use of equity capital raised in 1998.

NET EARNINGS

     Net earnings increased in fiscal 1998 to $6,809 as compared to a loss of ($59,901) in fiscal 1997.

EARNINGS PER SHARE

     Earnings per share in 1998 was $.0004, while net loss per share in 1997 was ($.004). It should be noted that these figures were somewhat impacted by the issuance of additional shares in connection with the Company's offering of common stock in 1998, resulting in more outstanding shares in 1998 than in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements primarily through borrowing, raising equity capital and operations. As of December 31, 1998, the Company had working capital of $724,657 as compared to working capital of $41,158 at December 31, 1997. This increase is primarily due to funds derived from a private placement offering completed in July 1998.

     On September 30, 1998, the Company's bank line of credit was increased by $200,000 to $800,000. As of December 31, 1998, the Company had an available balance of $388,500 to borrow from the Company's bank line of credit.

     In May of 1998, the Company secured a loan for equipment lease financing to purchase additional production equipment primarily for its Colorado facility under which $500,000 could be borrowed over the sixty (60) month term of the loan. In November of 1998, the Company secured additional equipment lease financing from the same lender under which an additional $140,000 may be borrowed over a sixty (60) month term. Both loans are subject to certain covenants and provide for a nominal buyout at the end of the terms of the loans. See "Note F of Notes to Financial Statements" contained in Item 7.

     One of the Company's business strategies is to pursue acquisition of proprietary technologies that complement its existing products, expand its distribution channels compatible with its business philosophy and strategic goals. The Company regularly evaluates potential technologies and may hold discussions regarding such potential acquisitions of technologies. As a general rule, the Company will publicly announce such acquisitions of technologies only after a definitive agreement has been signed. Future acquisitions of technologies and development of new products, if any, could be financed by current cash on hand, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

YEAR 2000 IMPACT STATEMENT

     The Company has conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the Y2K issue. The Company believes there are no material problems in its infrastructure and facilities, but will continue to assess embedded systems contained in the Company's facilities and other infrastructure to determine the potential for Y2K problems.

     The software applications currently used by the Company for financial management are Y2K compliant. The operational software is in the process of being updated to Windows 98 to ensure Y2K compliance. The Company believes the incremental costs to become compliant will not be material, and that it will be able to correct any Y2K issues that may arise without incurring material additional expense.

     Based on responses the Company has received to its questionnaires, the Company believes that current material vendors and suppliers are compliant or will timely become Y2K compliant. Management is seeking additional information from its major customers and has not fully evaluated the impact, if any, Y2K problems of its major customers may have on the Company's future operational results or financial condition. Once this assessment is completed, the Company will develop a contingency plan to address any identified issues.

OUTLOOK -- ISSUES AND UNCERTAINTIES

POTENTIAL SALES AND EARNING VOLATILITY

     The Company's sales and earnings continue to be subject to potential volatility based upon, among other things: (i) the adverse effect of distributors' or the Company's failure, and allegations of their failure, to comply with applicable regulations, which have in the past and could again in the future result in the removal of certain products from sale in certain countries, either temporarily or permanently; (ii) the negative impact of changes in or interpretations or regulations that may limit or restrict the sale of certain of the Company's products, the expansion of its operations into new markets and the introduction of its products into each such market; (iii) the inability of the Company to introduce new products or the introduction of more products by the Company's competitors; (iv) general conditions in the nutritional supplement industry; and
(v) consumer perceptions of the Company's products and operations. In particular, because consumers ingest the Company's products, the Company is highly dependent upon consumers' perception of the safety and quality of its products. As a result, substantial negative publicity concerning one or more of the Company's products or other nutritional supplements similar to the Company's products could adversely affect the Company results of operations or financial condition.

DEPENDENCE ON KEY PERSONNEL

     The Company believes that its success depends to a significant extent on the management and other skills of William St. John, its President and Chairman; Steven Moger, the Vice President of Operations and Patricia St. John, the Vice President of Administration, Secretary and Treasurer as well as its ability to retain or attract other skilled personnel. The loss or unavailability of the services of Mr. or Mrs. St. John or Mr. Moger could have a material adverse effect on the Company.

ABSENCE OF CLINICAL STUDIES

     Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain innovative ingredients such as the glucarate salt, Calcium D-glucarate. While the Company believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these innovative product ingredients in concentrated form. Accordingly, no assurance can be given that the Company's products, even when used as directed, will have the effects intended. Although the Company tests the formulation and production of its products to ensure that they are safe when consumed as directed, they have not sponsored clinical studies on the long-term effect of human consumption.

REGULATORY RISKS

     In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations, interpretations or applicable, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, or expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

POTENTIAL EFFECT OF UNFAVORABLE PUBLICITY

     The Company believes the nutritional supplement market is affected by national media attention regarding the consumption of nutritional supplements. There can be no assurance that future scientific research or publicity will be favorable to the nutritional supplement market of any particular product, or consistent with earlier research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could have a material adverse effect on the Company. Because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products.

DEPENDENCE ON NEW PRODUCTS

     The Company believes its ability to grow in its existing markets is partially dependent upon its ability to introduce new and innovative products into such markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that the Company's efforts to develop innovative new products will be successful, that customers will accept new products, or that the Company will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales over time.

DEPENDENCE ON SUPPLIERS

     There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

     See "Financial Statements and Notes to Financial Statements" set forth on pages F-1 through F-14 of this Annual Report on Form 10-KSB.

ITEM 8.CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with accountants on accounting or financial disclosure, which fall within the scope of Item 304 of Regulation S-B.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     The Company will file a definitive proxy statement ("Proxy Statement") relating to its 1999 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Voting Securities and Principal Holders Thereof."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Related Party Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this report:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Certificate of Incorporation and Amendment thereto(1)
     3.2      First Amended and Restated Bylaws(1)
    10.1      Central Soya Company Licensing Voting Agreement(1)
    10.2      Building Lease -- 8340 154th Avenue NE, Redmond, WA
              (Corporate headquarters/ manufacturing facility)(1)
    10.3      Building Lease -- 14810 NE 95th St., Redmond, WA(1)
    10.4      Building Lease -- 1420 Overlook Drive, Lafayette, CO
              (Tableting encapsulating, bottling plant)(1)
    10.5      Building Lease -- 1420 Overlook Drive, Lafayette, CO
              (Remainder of building for additional tableting,
              encapsulating, bottling and warehouse)(1)
    10.6      Building Lease -- 1400 Overlook Drive, Lafayette, CO
              (Warehouse)(1)
    10.7      Employment Agreement with William D. St. John(1)
    10.8      Stock Option Plan(1)
    10.9      Building Lease -- 1400 and 1420 Overlook Drive, Lafayette,
              CO (Tableting, encapsulation, bottling plant and warehouse)
              (Supersedes Exhibits 10.4, 10.5 and 10.6)(2)
    10.10     Employment Agreement with Lyndon Johnson (2)
    10.11     Rexall Showcase Agreement(2)
    27.1      Financial Data Schedule for the Fiscal Year Ended, December
              31, 1998

---------------
(1) Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 000-24693) filed by the Company on July 27, 1998.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (Reg. No. 000-24693) filed by the Company on March 25, 1999.

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

NUTRACEUTIX, INC.

             By /s/ WILLIAM D. ST. JOHN                                                 March 30, 1999
----------------------------------------------------
                 WILLIAM D. ST. JOHN
          President, Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             By: /s/ WILLIAM D. ST. JOHN                President, Chairman of the      March 30, 1999
----------------------------------------------------    Board (Principal Executive
                 WILLIAM D. ST. JOHN                    Officer)

               By: /s/ STEVEN H. MOGER                  Vice President of Operations    March 30, 1999
----------------------------------------------------    (Principal Financial and
                   STEVEN H. MOGER                      Accounting Officer)

              By: /s/ HERBERT L. LUCAS                  Director                        March 30, 1999
----------------------------------------------------
                  HERBERT L. LUCAS

              By: /s/ ARTHUR S. PEARSON                 Director                        March 30, 1999
----------------------------------------------------
                  ARTHUR S. PEARSON

               By: /s/ CARL W. SCHAFER                  Director                        March 30, 1999
----------------------------------------------------
                   CARL W. SCHAFER

               By: /s/ DANIEL B. WARD                   Director                        March 30, 1999
----------------------------------------------------
                   DANIEL B. WARD

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1998 AND 1997

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........  F-2
Financial Statements
  Balance Sheets............................................  F-3
  Statements of Operations..................................  F-4
  Statement of Stockholders' Equity.........................  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Financial Statements.............................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Nutraceutix, Inc.

     We have audited the accompanying balance sheets of Nutraceutix, Inc. (a Delaware Corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nutraceutix, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Seattle, Washington
February 12, 1999

                               NUTRACEUTIX, INC.

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                 1998           1997
                                                              -----------    -----------
CURRENT ASSETS
  Cash......................................................  $    93,440    $   132,978
  Accounts receivable, less allowance for doubtful accounts
     of $57,407 and $0, respectively........................      737,916        544,172
  Inventories...............................................      824,293        643,851
  Prepaid expenses..........................................      201,188        128,509
                                                              -----------    -----------
          Total current assets..............................    1,856,837      1,449,510

EQUIPMENT AND FURNITURE -- net..............................    1,327,257        497,811
OTHER ASSETS -- net.........................................      935,005      1,046,193
                                                              -----------    -----------
                                                              $ 4,119,099    $ 2,993,514
                                                              ===========    ===========

                                      LIABILITIES
CURRENT LIABILITIES
  Line of credit............................................  $   411,500    $   488,000
  Current maturities of long-term obligations...............      194,390        115,187
  Current maturities of capital lease obligations...........      135,794        132,570
  Accounts payable..........................................      281,719        407,390
  Advance royalties and customer deposits...................       11,518        170,167
  Accrued liabilities.......................................       97,259         95,038
                                                              -----------    -----------
          Total current liabilities.........................    1,132,180      1,408,352
LONG-TERM OBLIGATIONS, less current maturities..............      465,892         99,701
CAPITAL LEASE OBLIGATIONS, less current maturities..........      249,198        166,941
COMMITMENTS AND CONTINGENCY
STOCKHOLDERS' EQUITY
  Preferred stock authorized, 5,000,000 shares $.01 par
     value..................................................           --             --
  Common stock authorized, 30,000,000 shares $.001 par
     value..................................................       16,864         15,501
  Additional contributed capital............................   11,570,129     10,624,992
  Accumulated deficit.......................................   (9,315,164)    (9,321,973)
                                                              -----------    -----------
          Total stockholders' equity........................    2,271,829      1,318,520
                                                              -----------    -----------
                                                              $ 4,119,099    $ 2,993,514
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF OPERATIONS
                            YEAR ENDED DECEMBER 31,

                                                                 1998          1997
                                                              ----------    ----------
Net revenues................................................  $6,329,606    $4,306,768
Cost of revenues............................................   3,880,880     2,493,731
                                                              ----------    ----------
  Gross profit..............................................   2,448,726     1,813,037
Operating expenses
  Marketing and selling.....................................     786,286       609,121
  Research and development..................................     224,785        78,776
  General and administrative................................   1,282,446       974,552
                                                              ----------    ----------
Operating profit............................................     155,209       150,588
                                                              ----------    ----------
Other income (expense)
  Interest expense..........................................    (157,448)     (217,447)
Other.......................................................       9,048         6,958
                                                              ----------    ----------
                                                                (148,400)     (210,489)
          Earnings (loss) before income taxes...............       6,809       (59,901)
Income taxes................................................          --            --
                                                              ----------    ----------
NET EARNINGS (LOSS).........................................  $    6,809    $  (59,901)
                                                              ==========    ==========
  Net earnings (loss) per share.............................  $   0.0004    $   (0.004)
                                                              ==========    ==========
  Net earnings per share assuming dilution..................  $   0.0004    $   (0.004)
                                                              ==========    ==========

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                            COMMON STOCK       ADDITIONAL
                                        --------------------   CONTRIBUTED   ACCUMULATED
                                          SHARES     AMOUNT      CAPITAL       DEFICIT       TOTAL
                                        ----------   -------   -----------   -----------   ----------
Balance at January 1, 1997............  14,131,474   $14,131   $10,127,693   $(9,262,072)  $  879,752
Issuance of common stock through 504
  offering, net of expenses of
  $66,738.............................     300,000       300        82,962            --       83,262
Exercise of stock options.............     182,507       183        45,444            --       45,627
Issuance of common stock to extend
  loan payment........................      40,000        40        10,760            --       10,800
Issuance of common stock through
  subscription agreements.............     200,000       200        99,800            --      100,000
Issuance of common stock for services
  at fair value.......................     104,000       104        43,876            --       43,980
Issuance of common stock to satisfy
  loans...............................     507,500       508       184,492            --      185,000
Issuance of common stock to prepay
  royalties...........................      35,500        35        29,965            --       30,000
Net loss for the year.................          --        --            --       (59,901)     (59,901)
                                        ----------   -------   -----------   -----------   ----------
Balance at December 31, 1997..........  15,500,981    15,501    10,624,992    (9,321,973)   1,318,520
Issuance of common stock through 504
  offering, net of expenses of
  $76,875.............................   1,127,500     1,128       767,622            --      768,750
Exercise of stock options.............     101,000       102        25,149            --       25,251
Issuance of common stock for services
  at fair value.......................      46,831        47        33,090            --       33,137
Issuance of common stock to prepay
  royalties...........................      35,500        36        29,964            --       30,000
Granted stock options for services at
  fair value..........................          --        --        50,000            --       50,000
Issuance of common stock to board of
  directors for compensation..........      50,000        50        39,312            --       39,362
Net earnings for the year.............          --        --            --         6,809        6,809
                                        ----------   -------   -----------   -----------   ----------
Balance at December 31, 1998..........  16,861,812   $16,864   $11,570,129   $(9,315,164)  $2,271,829
                                        ==========   =======   ===========   ===========   ==========

         The accompanying notes are an integral part of this statement.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,

                                                                1998         1997
                                                              ---------    ---------
Increase (Decrease) in Cash
Cash flows from operating activities:
  Net earnings (loss).......................................  $   6,809    $ (59,901)
  Adjustments to reconcile net earnings (loss) to net cash
     used in
     operating activities:
     Depreciation and amortization..........................    328,154      281,327
     Issuance of common stock for finance charges and
      consulting services...................................    122,499       54,780
     Changes in assets and liabilities
       Accounts receivable..................................   (193,744)    (153,363)
       Inventories..........................................   (180,442)    (164,633)
       Prepaid expenses.....................................    (42,679)     (40,434)
       Accounts payable.....................................   (125,671)    (171,601)
       Accrued liabilities and deferred revenues............   (156,428)     171,858
                                                              ---------    ---------
          Net cash used in operating activities.............   (241,502)     (81,967)
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of equipment.....................................   (771,226)     (39,553)
  Patent expenditures.......................................    (52,107)      (6,392)
                                                              ---------    ---------
          Net cash used in investing activities.............   (823,333)     (45,945)
                                                              ---------    ---------
Cash flows from financing activities:
  Payments on long-term and capital lease obligations.......   (292,107)    (362,042)
  Proceeds from long-term obligations.......................    599,903      231,285
  Net borrowings on line of credit..........................    (76,500)      98,326
  Net proceeds from issuance of common stock................    794,001      228,889
                                                              ---------    ---------
          Net cash provided by financing activities.........  1,025,297      196,458
                                                              ---------    ---------
          Net increase (decrease) in cash...................    (39,538)      68,546
Cash at beginning of year...................................    132,978       64,432
                                                              ---------    ---------
Cash at end of year.........................................  $  93,440    $ 132,978
                                                              =========    =========
Cash paid during the year for:
  Interest..................................................  $ 157,448    $ 217,447
                                                              =========    =========
Noncash investing and financing activities:
  Purchase of equipment under capital lease obligations.....  $ 223,079    $ 166,987
  Issuance of common stock to satisfy loans.................  $      --    $ 185,000
  Issuance of common stock to prepay royalties..............  $  30,000    $  30,000

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nutraceutix, Inc. (the Company) is a manufacturer of branded and private label nutritional supplements for human health, animal and food applications. The Company is also engaged in the research and development of microbial, nutritional and plant based products.

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

  1. Accounts Receivable

     In 1997, the Company considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was required.

  2. Inventories

     Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

  3. Equipment and Furniture

     Equipment and furniture are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the service lives of the assets as the leases substantially transfer ownership and have bargain purchase options. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes.

  4. Other Assets

     Other assets are capitalized technical and product rights, patents and trademarks, and start-up costs. Technical and product rights and patents and trademarks are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. The Company deferred start-up costs on their manufacturing facility during the start-up phase and is amortizing the deferral over five years. The Company evaluates its technical and product rights and patents and trademarks annually to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

  5. Research and Development Costs

     All expenditures for research and development are expensed in the year incurred.

  6. Earnings per Share

     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). This statement simplified the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. Earnings per share are based on the average number of shares outstanding during each period and income available to common shareholders. Earnings per share assuming dilution are based on the assumption that outstanding stock options were exercised.

                               NUTRACEUTIX, INC.

  7. Use of Estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  8. Reclassifications

     Certain reclassifications have been made to the 1997 presentation to conform to the 1998 presentation.

  9. Recently Issued Accounting Standards

     In July 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expenses as incurred. The statement is effective for the Company's financial statements for the year ending December 31, 1999. Management plans to implement SOP 98-5 for the year ending December 31, 1999. Management plans to write-off the remaining unamortized amount, approximately $60,000, at December 31, 1998, in the first quarter of 1999.

NOTE B -- INVENTORIES

     Inventories consist of the following at December 31:

                                                           1998        1997
                                                         --------    --------
Raw materials..........................................  $387,625    $240,560
Work in progress.......................................   374,584     345,231
Finished goods.........................................    62,084      58,060
                                                         --------    --------
                                                         $824,293    $643,851
                                                         ========    ========

NOTE C -- EQUIPMENT AND FURNITURE

     Equipment and furniture consist of the following at December 31:

                                                                             ESTIMATED
                                                   1998          1997       USEFUL LIVES
                                                ----------    ----------    ------------
Furniture and fixtures........................  $   74,192    $   84,950     3 - 5 years
Machinery and equipment.......................   1,483,893       981,368    3 - 10 years
Leasehold improvements........................      29,177         6,134         3 years
Machinery and equipment under capital
  leases......................................     733,448       558,770    3 - 10 years
                                                ----------    ----------
                                                 2,320,710     1,631,222
Less accumulated depreciation and
  amortization................................     993,453     1,133,411
                                                ----------    ----------
                                                $1,327,257    $  497,811
                                                ==========    ==========

                               NUTRACEUTIX, INC.

NOTE D -- OTHER ASSETS

     Other assets consist of the following at December 31:

                                                         1998          1997
                                                      ----------    ----------
Technical and product rights........................  $2,237,444    $2,237,444
Patents and trademarks..............................     312,825       260,089
Start-up costs......................................     124,739       124,739
                                                      ----------    ----------
                                                       2,675,008     2,622,272
Less accumulated amortization.......................   1,740,003     1,576,079
                                                      ----------    ----------
                                                      $  935,005    $1,046,193
                                                      ==========    ==========

NOTE E -- LINE OF CREDIT

     The Company has a line of credit with a bank collateralized by accounts receivable, inventory and equipment which expires September 30, 1999. Under the terms of the line of credit, the Company can borrow up to $800,000 at prime plus 1% (8.75% at December 31, 1998). The Company complied with all covenants at December 31, 1998.

NOTE F -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31:

                                                                1998       1997
                                                              --------   --------
Notes payable for equipment lease financing; with monthly
  installments ranging from $789 to $2,010, including 16.4%
  interest; collateralized by production equipment; due in
  2003......................................................  $532,563   $     --
Note payable to a third party; with monthly installments of
  $6,643, including interest at 12.3%; collateralized by
  equipment; due in 2000....................................    96,297    160,142
Notes payable to third parties; no stated interest rate;
  unsecured; due on demand..................................    10,000     20,000
Other notes payable.........................................    21,422     34,746
                                                              --------   --------
                                                               660,282    214,888
Less current maturities.....................................   194,390    115,187
                                                              --------   --------
                                                              $465,892   $ 99,701
                                                              ========   ========

     Aggregate maturities of long-term obligations are as follows:

                 YEAR ENDING DECEMBER 31,
                 ------------------------
1999......................................................  $194,390
2000......................................................   125,748
2001......................................................   108,982
2002......................................................   134,265
2003......................................................    96,897
                                                            --------
                                                            $660,282
                                                            ========

     The Company has an additional equipment lease financing commitment of approximately $107,000 available as of December 31, 1998. The estimated fair value of long-term obligations approximates carrying value at December 31, 1998 based on the borrowing currently available to the Company for bank loans with similar term and average maturities.

                               NUTRACEUTIX, INC.

NOTE G -- LEASE OBLIGATIONS

     The Company conducts a substantial portion of its operations utilizing leased manufacturing and office facilities, expiring in 2003. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. The Company also leases machinery and equipment under capital leases expiring in 2003.

     The following is a schedule by years of future minimum lease payments together with the present value of the minimum payments under operating and capital leases as of December 31, 1998:

                                                       CAPITAL     OPERATING
              YEAR ENDING DECEMBER 31,                  LEASES       LEASES
              ------------------------                 --------    ----------
1999.................................................  $192,843    $  425,781
2000.................................................   153,683       433,614
2001.................................................   108,960       341,219
2002.................................................    46,182       239,940
2003.................................................     8,304       219,945
                                                       --------    ----------
Future minimum lease payments........................   509,972    $1,660,499
                                                                   ==========
Less amount representing interest....................   124,980
                                                       --------
Present value of minimum lease payments..............  $384,992
                                                       ========
Current maturities...................................  $135,794
Long-term maturities.................................   249,198
                                                       --------
                                                       $384,992
                                                       ========

     At December 31, 1998 and 1997, the net capitalized leased property was approximately $542,000 and $404,000, respectively. Rent expense was $432,876 and $356,601 for the years ended December 31, 1998 and 1997, respectively.

NOTE H -- INCOME TAXES

     The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

     The taxes(benefits) on earnings (loss) consist of the following for the years ended December 31:

                                                           1998        1997
                                                          -------    --------
Taxes (benefit) at statutory rate.......................  $ 2,300    $(20,400)
Permanent differences...................................    6,400       4,500
Change in valuation allowance...........................   (8,700)     15,900
                                                          -------    --------
                                                          $    --    $     --
                                                          =======    ========

                               NUTRACEUTIX, INC.

     Deferred tax assets and liabilities consist of the following at December
31:

                                                       1998           1997
                                                    -----------    -----------
Current
  Book expenses deductible for tax purposes in
     future periods...............................  $    33,342    $     7,701
  Less valuation allowance........................      (33,342)        (7,701)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========
Long-term
  Net operating loss carry-forwards...............  $ 2,451,836    $ 2,484,362
  Depreciation and amortization...................     (249,403)      (261,192)
  Other...........................................           --         13,648
  Other tax credits...............................      162,509        162,509
  Less valuation allowance........................   (2,364,942)    (2,399,327)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

     The Company has established a valuation allowance of $2,398,284 and $2,407,028 as of December 31, 1998 and 1997, respectively, due to the uncertainty of future utilization. The valuation allowance was decreased by $8,744 during the year ended December 31, 1998.

     At December 31, 1998, an operating loss carryforward of approximately $7,200,000 expiring through 2012 is available to offset future taxable income for financial and tax reporting purposes. Investment tax credits and research and experimentation tax credits of $35,000 and $126,000 respectively, expiring in 1999 through 2003 are also available. If ownership changes should occur, there may be certain limitations on the use of these carryforwards.

NOTE I -- TECHNICAL RIGHTS AND ROYALTY AGREEMENTS

     Under a technical and product rights agreement, from a limited partnership which has now been dissolved, the Company has full and exclusive rights, title and interest to use and market products developed from the Feed Additives (Feed) agreement. Under the Feed agreement, the Company is required to make royalty payments to the former partners of the Feed partnership on sales of Feed additives until December 31, 2010. During 1998 and 1997, royalty payments for Feed additives amounted to $46,464 and $48,805, respectively.

     In June 1997, the Company obtained exclusive rights to use D-glucarate salts for the nutritional support of the detoxification of toxins and carcinogens for the promotion of lung, breast and prostate health (Patented Materials), pursuant to three license agreements entered into with BioChemix. Under the license agreements, the Company is required to use BioChemix as the exclusive supplier of Calcium D-glucarate. In August 1998, the Company and BioChemix entered into agreements for the additional, exclusive licensing of glucarate for colon and liver. Under the development agreements, the Company is required to pay royalty payments on sales of the Licensed Products. The sublicense and development agreements do not expire as long as the Company continues to sell the Patented Materials. As of September 28, 1998, BioChemix and Nutraceutix mutually agreed to terminate the requirement that Nutraceutix pay BioChemix royalties on Glucarate sales. Royalty expense was $48,530 and $7,000 for the years ended December 31, 1998 and 1997, respectively.

     On September 5, 1997, the Company entered into a royalty and exclusive sublicense agreement with Weider Nutritional International, Inc. (Weider) to sublicense the Licensed Products, which are the subject of the agreement with BioChemix. Under the agreement, which expires November 2000, Weider has exclusive rights to sell the Licensed Products through retail channels. In consideration, the Company is to receive advance and annual royalty payments on sales of Licensed Products based on a sliding royalty rate with set

                               NUTRACEUTIX, INC.

guarantees for each of the next three years until November 2000. On September 5, 1998, Weider and Nutraceutix mutually agreed to terminate Weider's exclusive. This ended guaranteed royalties. Weider pays monthly royalties based on a sliding scale of sales on products containing Glucarate.

NOTE J -- RETIREMENT PLAN

     The Company has a defined contribution 401(k) retirement plan (the Plan) which covers substantially all employees. Prior to January 1, 1998, the Company's contribution must come from retained earnings or current net income and cannot exceed 15% of the compensation paid to plan participants. On January 1, 1998 the Company amended its Plan. Under the amended Plan, the Company will match 25%, up to 4%, of eligible employee contributions. Additionally, the Company is no longer required to have accumulated retained earnings. During 1998, the Company contributed $7,169 to the Plan. No contribution was made by the Company during 1997 as the Company had yet to accumulate retained earnings.

NOTE K -- CONTINGENCY

     In 1993, the Company entered into a ten-year, renewable marketing and distribution agreement with Bio Universal, Inc. for the purpose of marketing and distributing the Company's Cobactin and BioPower. In November 1995, the Company ended the relationship with Bio Universal and began to sell these products directly to third party customers. Bio Universal has filed suit against the Company for unspecified damages related to the termination of this agreement. Discovery has yet to be completed and, accordingly, the Company's counsel is unable to determine the outcome of the suit. The Company intends to vigorously defend itself against this suit, and, in the opinion of management, any defense, settlement, or judgment costs are, at this time, not expected to have a material financial impact on the Company.

NOTE L -- STOCK OPTION PLAN

     Under the terms of the Company's 1995 Stock Option Plan, officers, directors, employees and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 3,000,000 shares of common stock. The options are generally granted at exercise prices equal to the market value of the Company's common stock on the date of the grant. The options generally vest over three years and expire ten years from date of grant.

     The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans for other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net earnings (loss) would change to the pro forma amounts indicated below:

                                                           1998        1997
                                                         --------    --------
Net earnings (loss)
  As reported..........................................  $  6,809    $(59,901)
  Pro forma............................................  $(56,947)   $(95,397)
  Net loss per share...................................  $ (0.004)   $ (0.007)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was

                               NUTRACEUTIX, INC.

estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                                           1998         1997
                                                        ----------    ---------
Expected volatility...................................        50.0%        40.0%
Expected dividend yield...............................          --           --
Risk-free interest rate...............................         5.0%         6.0%
Expected life                                            7.0 years    7.5 years

     The weighted-average fair value of options granted in 1998 and 1997 for which exercise price approximates the market price of the grant date was $0.54 and $0.23 and the weighted-average exercise price was $0.94 and $0.42. There were no options granted in 1998 and 1997 for which the exercise price differs from the market price at grant date.

     A summary of the status of the Company's incentive stock option plan as of December 31, 1998 and 1997, and changes during the year ending on those dates is presented below:

                                                 STOCK OPTIONS    WEIGHTED-AVERAGE
                  DESCRIPTION                     OUTSTANDING      EXERCISE PRICE
                  -----------                    -------------    ----------------
Balance, January 1, 1997.......................    1,528,000           $0.88
Granted........................................      230,500            0.42
Exercised......................................       (5,000)           0.25
Canceled.......................................     (378,300)           1.54
                                                   ---------           -----
Balance, December 31, 1997.....................    1,375,200            0.62
Granted........................................      413,898            0.94
Exercised......................................       (1,000)           0.25
Canceled.......................................      (16,000)           0.81
                                                   ---------           -----
Balance, December 31, 1998.....................    1,772,098           $0.70
                                                   =========           =====

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                 OPTIONS OUTSTANDING
                                 -------------------
                                  WEIGHTED-AVERAGE
                                      REMAINING
    RANGE OF         NUMBER       CONTRACTUAL LIFE      WEIGHTED-AVERAGE
EXERCISED PRICES   OUTSTANDING         (YEARS)           EXERCISED PRICE
----------------   -----------   -------------------   -------------------
 $ 0.25 - 0.78        699,600            4.98                 $0.28
   0.80 - 2.00      1,072,498            5.69                  0.90

                                 OPTIONS EXERCISABLE
                                 -------------------
    RANGE OF         NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICES    EXERCISABLE     EXERCISE PRICE
---------------    -----------   -------------------
 $ 0.25 - 0.78       604,937           $ 0.27
   0.80 - 2.00       781,476             1.21

     Additionally, non-qualified stock options to purchase 675,332 (weighted average exercise price of $0.85) and 555,332 shares were outstanding and exercisable at December 31, 1998 and 1997. In 1998, the Company granted 200,000 options at $1.03 per share and 20,000 options at $1.00 per share, and 100,000 options were exercised at $0.25 per share. There were no such options granted or exercised in 1997.

                               NUTRACEUTIX, INC.

NOTE M -- EARNINGS PER SHARE

     The table below presents the information used to compute earnings per common share, with and without dilution for the year ended December 31, 1998:

                                                     NET EARNINGS      SHARES       PER SHARE
                                                     (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                     ------------   -------------   ---------
Earnings per shares................................
  Income available to common stockholders..........     $6,809       16,188,672      $0.0004
Effect of dilutive securities......................
  Stock options....................................                     644,255
Earnings per common share assuming dilution........
  Earnings available to common stockholders and
     effect of assumed conversions.................     $6,809       16,832,927      $0.0004

     The table below presents the information used to compute earnings per common share, with and without dilution for the year ended December 31, 1997:

                                                      NET LOSS        SHARES       PER SHARE
                                                     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                     -----------   -------------   ---------
Loss per shares....................................
  Income available to common stockholders..........   $(59,901)     14,606,304      $(0.004)
Effect of dilutive securities......................
  Stock options....................................                         --
Earnings per common share assuming dilution........
  Earnings available to common stockholders and
     effect of assumed conversions.................   $(59,901)     14,606,304      $(0.004)

NOTE N -- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     In 1998, the Company had sales to two customers which accounted for approximately 14% and 12% of net revenues. In 1997, sales to two customers accounted for approximately 12% and 11% of net revenues.