Form 10QSB
period 1999-03-31
NUTRACEUTIX INC
filed 1999-05-17
CIK 934936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of April 30, 1999: 17,489,812

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                NUTRACEUTIX, INC.
                                   FORM 10-QSB

                                Table of Contents




                                                                                         PAGE
                                                                                         ----
PART I        FINANCIAL INFORMATION                                                       1

Item 1.       Financial Statements

              Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998          1

              Statements of Operations for the three months ended March 31, 1999
              and March 31, 1998 (unaudited)                                              2

              Statements of Cash flows for the three months ended March 31, 1999
              and March 31, 1998 (unaudited)                                              3

              Notes to Financial Statements                                               4

Item 2.       Management's Discussion and Analysis of Financial Condition or
              Plan of Operation                                                           5


PART II       OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                                   9

Item 6.       Exhibits and Reports on Form 8-K                                            9

              Signatures                                                                 10

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                NUTRACEUTIX, INC.
                                 BALANCE SHEETS




ASSETS
                                                              MARCH 31, 1999       DECEMBER 31,
                                                                (unaudited)            1998
                                                              --------------       ------------
CURRENT ASSETS
   Cash                                                        $    147,247        $     93,440
   Accounts receivable - net                                        783,745             737,916
   Inventories                                                    1,306,987             824,293
   Prepaid expenses                                                 180,281             201,188
                                                               ------------        ------------

             Total current assets                                 2,418,260           1,856,837

EQUIPMENT AND FURNITURE - net                                     1,341,903           1,327,257

OTHER ASSETS - net                                                  849,941             935,005
                                                               ------------        ------------

                                                               $  4,610,104        $  4,119,099
                                                               ============        ============

LIABILITIES

CURRENT LIABILITIES
   Line of credit                                              $    687,500        $    411,500
   Current maturities of long-term obligations                      189,861             194,390
   Current maturities of capital lease obligations                  125,863             135,794
   Accounts payable                                                 784,202             281,719
   Advance royalties and customer deposits                           94,284              11,518
   Accrued liabilities                                               87,362              97,259
                                                               ------------        ------------
             Total current liabilities                            1,969,072           1,132,180

LONG-TERM OBLIGATIONS, less current maturities                      451,524             465,892

CAPITAL LEASE OBLIGATIONS, less current maturities                  224,713             249,198

COMMITMENTS AND CONTINGENCY                                            --                  --

STOCKHOLDERS' EQUITY
   Preferred stock authorized, 5,000,000 shares $.01 par value

Common stock authorized, 30,000,000 shares $.001 par                 17,489              16,864
value
Additional contributed capital                                   11,725,754          11,570,129
Subscription receivable                                            (140,625)               --
Accumulated deficit                                              (9,637,823)         (9,315,164)
                                                               ------------        ------------
    Total stockholders' equity                                    1,964,795           2,271,829
                                                               ------------        ------------

                                                               $  4,610,104        $  4,119,099
                                                               ============        ============


    The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                              Three months ended
                                                                   March 31,
                                                            1999              1998
                                                         -----------        -----------
Net revenues                                             $ 1,589,933        $ 1,417,856
Cost of revenues                                           1,094,643            768,624
                                                         -----------        -----------

          Gross profit                                       495,290            649,232

Operating expenses
  Selling and marketing                                      204,808            151,954
  Research and development                                    85,868             36,140
  General and administrative                                 425,450            322,149
                                                         -----------        -----------
                                                             716,126            510,243
                                                         -----------        -----------

          Operating profit (loss)                           (220,836)           138,989

Other income (expense)
    Interest expense                                         (50,670)           (38,895)
    Other                                                    (51,153)               400
                                                         -----------        -----------
                                                            (101,823)           (38,495)
                                                         -----------        -----------

          NET EARNINGS (LOSS)                            $  (322,659)       $   100,494
                                                         ===========        ===========

          Net earnings (loss) per share                  $    (0.019)       $     0.007
                                                         ===========        ===========
          Net earnings per share assuming dilution                          $     0.007
                                                                            ===========


The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                   Three months ended
                                                                        March 31,
                                                                 1999              1998
                                                               ---------        ---------
Increase (Decrease) in Cash
Cash flows from operating activities:
   Net earnings (loss)                                         $(322,659)       $ 100,494
   Adjustments to reconcile net earnings (loss) to net
        cash provided by (used in) operating activities
       Depreciation and amortization                              93,258           70,688
       Write-off of start-up costs                                50,266             --
       Changes in assets and liabilities
         Accounts receivable                                     (45,829)         (55,050)
         Inventories                                            (482,694)        (116,627)
         Prepaid expenses                                         20,907            5,096
         Accounts payable                                        502,483           77,333
         Accrued liabilities and advance royalties
            and customer deposits                                 72,869          (30,423)
                                                               ---------        ---------
            Net provided by (cash used) in operating
             activities                                         (111,399)          51,511
                                                               ---------        ---------

Cash flows from investing activities:
   Purchase of equipment and furniture                           (69,552)         (20,115)
   Patent expenditures                                            (3,554)            --
                                                               ---------        ---------

            Net cash used in investing activities                (73,106)         (20,115)
                                                               ---------        ---------

Cash flows from financing activities:
   Payments on long-term obligations and
       capital lease obligations                                 (85,073)         (76,976)
   Proceeds from long-term obligations                            31,760             --
   Net borrowings on line of credit                              276,000           60,000
   Net proceeds from issuance of common stock                     15,625           25,000
                                                               ---------        ---------

            Net cash provided by financing activities            238,312            8,024
                                                               ---------        ---------

Net increase in cash                                              53,807           39,420
                                                               ---------        ---------

Cash at beginning of period                                       93,440          132,978
                                                               ---------        ---------

Cash at end of period                                          $ 147,247        $ 172,398
                                                               =========        =========

Cash paid during the year for:
   Interest                                                    $  51,406        $  38,895
                                                               =========        =========

Noncash investing and financing activities:
   Purchase of equipment under capital lease obligations       $      --        $ 195,517
                                                               =========        =========
   Issuance of common stock for subscription receivable        $ 156,250        $      --
                                                               =========        =========

The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

        The unaudited financial statements of Nutraceutix, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, for its fiscal year ended December 31, 1998.

NOTE 2. INVENTORIES

        Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

                                                 March 31,
                                                   1999             December 31,
                                               (unaudited)             1998
                                               ----------           ------------
Raw materials                                  $  854,356             $  386,625
Work in progress                                  381,420                374,584
Finished goods                                     71,211                 62,084
                                               ----------             ----------
                                               $1,306,987             $  824,293
                                               ==========             ==========

NOTE 3. NET EARNINGS (LOSS) PER SHARE

        Basic earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing basic earnings per share were 16,913,423 and 14,952,267 for the three months ended March 31, 1999 and 1998, respectively. The weighted average shares for computing dilution were 13,824,669 for the three months ended March 31, 1998. Options to purchase 1,127,598 shares of common stock at $.87 and $.93 a share, respectively, were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares.

        Because of the net loss for the three months ended March 31, 1999, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 4. EQUITY TRANSACTIONS

        From January 1, 1999 through March 31, 1999, the Company has issued 625,000 shares of the Company's common stock at $0.25 per share or $156,250 through a subscription agreement. The Company received a promissory note in the principal amount of $140,625, which calls for monthly payments of $15,625 commencing April 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company's 1998 annual report on Form 10-KSB.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.

        Except for the historical information contained herein, the matters discussed in this quarterly report contain forward-looking statements that are based on Management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "excepts," "may," "should," or similar expressions, are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially.

        The Company disclaims any obligation to update any forward-looking statements whether as a result of the new information, future events or otherwise.

        Important factors that may affect future results include, but are not limited to: the impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing and uncertainty of market acceptance of new products. A more detailed discussion of these factors is presented in the Company's 1998 annual report on Form 10-KSB under the heading "Outlook-Issues and Uncertainties."

RESULTS OF OPERATIONS

         Net Revenues: Net revenues increased 12% or $172,077 to $1,589,933 for the three months ended March 31, 1999 from $1,417,856 for the three months ended March 31, 1998. The increase resulted primarily from product sales in fermentative products and private label health supplements manufacturing. Royalties decreased to $2,166 in the first quarter of 1999 from $100,000 in the first quarter of 1998 due to the termination of the guaranteed royalties on the exclusive license of Calcium D-glucarate to Weider Nutrition.

         Proprietary product sales decreased for the same period to $355,069 in 1999 from $480,055 in 1998. The loss of proprietary product manufacturing for Weider Nutrition continued to impact revenues while the Company focused on market diversification and development of controlled delivery technology products.

         Gross Profit: Gross profit decreased 24% or $153,942 to $495,290 for the three months ended March 31, 1999 from $649,232 for the three months ended March 31, 1998. This primarily resulted from changes in sources of revenues, most notably, the decrease in royalty revenue of $97,834, and the increase of private label manufacturing sales which carry a lower gross profit margin.

         Selling and Marketing Expenses: Selling and marketing expenses consist primarily of cost of sales presentations, commissions, travel related expenses, and payroll. Selling and marketing expenses increased 35% or $52,854 to $204,808 for the three months ended March 31, 1999 from $151,954 for the three months ended March 31, 1998. The 1999 expenses reflect the increases resulting from the hiring of key sales and marketing personnel in the third quarter of 1998.

         Research and Development Expenses: Research and development expenses increased 138% or $49,728 to $85,868 for the three months ended March 31, 1999 from $36,140 for the three months ended March 31, 1998 due to the further development of the Company's licensed technologies. Research and development expenses are expected to average approximately 3-5% of net revenues. The Company plans to continue its research and development expenditures to broaden market penetration by enhancing the technology of human health supplements.

         General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, depreciation and amortization, and professional fees related to legal, audit and tax. General and administrative expenses increased 32% or $103,301 to $425,450 for the three months ended March 31, 1999 from $322,149 for the three months ended March 31, 1998. The increase is primarily due to securities related professional fees and building an infrastructure to support the Company's growth.

         Interest Expense: Interest expense increased 30% to $50,670 for the three months ended March 31, 1999 from $38,895 for the three months ended March 31, 1998. Financing sources were used to purchase equipment and expand the Colorado manufacturing facility which resulted in increased interest expense.

         Other Expenditures: Due to the Statement of Position 98-5 issued by the Accounting Standards Executive Committee in July 1998 requiring costs of start-up activities and organization to be expensed as incurred, the Company was required to write off the remaining unamortized start-up activities and organization costs of approximately $50,300.

         Net Earnings (Loss): The Company experienced a loss of $322,659. The factors largely attributed to the loss are as follows:

         -        Write off of capitalized start-up costs.

         -        Decreased royalties associated with glucarate licensing.

         - Increased operations expenses of approximately $200,000 associated with elevated expenses for marketing, SEC reporting, and expansion of manufacturing capabilities.

         - Designing and developing controlled delivery technology products for Met-Rx, USA. These products began shipment in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations and capital requirements primarily through borrowing, raising equity capital, and operations. As of March 31, 1999, the Company had working capital of $449,188 compared to working capital of $724,657 at March 31, 1998. The working capital decrease at March 31, 1999 was due to the net loss.

The Company's conventional bank line of credit is $800,000 collateralized by accounts receivable, inventory and equipment. As of March 31, 1999, the Company had an available balance of $112,500. The Company anticipates that its working capital needs for the remainder of the year will be met from operations and available borrowing capacity.

YEAR 2000

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

PART II:   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 23, 1999, the Company sold a total of 625,000 shares of Common Stock to one unaffiliated private investor at a price of $0.25 per share. The Company received payment in the form of a promissory note in the principal amount of $140,625, payable in nine equal monthly payments commencing April 20, 1999. No commission or discount was paid in connection with this sale. These shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended. At the time of the sale, the investor was an existing shareholder of the Company who is an accredited investor, as defined in Rule 501 of Regulation D. The investor had the requisite investment intent and had the opportunity, in the course of negotiating the transaction, to ask questions and obtain information directly from the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS: The following exhibits are filed as part of this report:

                EXHIBIT NO.  DESCRIPTION
                -----------  -----------

                  11.1       Computation of Net Loss Per Share

                  27         Financial Data Schedule for the Quarter Ended March
                             31, 1999

           (b) Reports on Form 8-K.

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                         NUTRACEUTIX, INC.


Date:  May 14, 1999.                  By:    /s/ William D. St. John
                                             ---------------------------------
                                             WILLIAM D. ST. JOHN
                                             President, Chairman of the Board
                                             (Principal Executive Officer)


Date:  May 14, 1999.                  By:    /s/ Steven H. Moger
                                             ---------------------------------
                                             STEVEN H. MOGER
                                             Vice President, Operations
                                             (Principal Financial Officer)