Form 10QSB
period 1999-06-30
NUTRACEUTIX INC
filed 1999-08-16
CIK 934936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Number of shares of issuer's common stock outstanding as of August 12, 1999:
17,489,812

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                NUTRACEUTIX, INC.
                                   FORM 10-QSB



                                Table of Contents


                                                                                               PAGE
                                                                                               ----
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements                                                              1

               Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998                 1

               Statements of Operations for the six month period ended June 30,
               1999 and June 30, 1998 (unaudited)                                                2

               Statements of Cash flows for the six month period ended June 30,
               1999 and June 30, 1998 (unaudited)                                                3

               Notes to Financial Statements                                                     4

Item 2.        Management's Discussion and Analysis of Financial Condition or
               Plan of Operation                                                                 5


PART II        OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders                              12

Item 6.        Exhibits and Reports on Form 8-K                                                 12

               Signatures                                                                       13

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                NUTRACEUTIX, INC.
                                 BALANCE SHEETS



                                                                   JUNE 30,          DECEMBER 31,
                                                                    1999                1998
                                                                -------------       ------------
                                                                 (UNAUDITED)
ASSETS
      CURRENT ASSETS
      Cash                                                      $    192,973        $     93,440
      Accounts receivable - net                                    1,078,172             737,916
      Inventories                                                  2,137,103             824,293
      Prepaid expenses                                               191,434             201,188
                                                                ------------        ------------

                 Total current assets                              3,599,682           1,856,837

      EQUIPMENT AND FURNITURE - net                                1,333,408           1,327,257
      OTHER ASSETS - net                                             847,193             935,005
                                                                ------------        ------------

                                                                $  5,780,283        $  4,119,099
                                                                ============        ============

LIABILITIES

      CURRENT LIABILITIES
      Line of credit                                            $    884,500        $    411,500
      Current maturities of long-term obligations                    229,363             194,390
      Current maturities of capital lease obligations                145,992             135,794
      Accounts payable                                             1,680,395             281,719
      Advance royalties and customer deposits                         45,937              11,518
      Accrued liabilities                                             91,559              97,259
                                                                ------------        ------------

                   Total current liabilities                       3,077,746           1,132,180

      LONG-TERM OBLIGATIONS, less current maturities                 421,628             465,892

      CAPITAL LEASE OBLIGATIONS, less current maturities             225,071             249,198

      COMMITMENTS AND CONTINGENCY                                         --                  --

STOCKHOLDERS' EQUITY
      Preferred stock authorized, 5,000,000 shares at .01                 --                  --
                   par value
      Common stock authorized, 30,000,000 shares $.001                17,489              16,864
                   par value
      Additional contributed capital                              11,725,754          11,570,129
      Subscription receivable                                        (93,750)                 --
      Accumulated deficit                                         (9,593,655)         (9,315,164)
                                                                ------------        ------------

                   Total stockholders equity                       2,055,838           2,271,829
                                                                ------------        ------------

                                                                $  5,780,283        $  4,119,099
                                                                ============        ============


        The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                3 Months Ended                    6 Months Ended
                                                                    June 30,                         June 30,
                                                              1999            1998              1999             1998
                                                          -----------      -----------      -----------      -----------
Net revenues                                              $ 2,732,508      $ 1,639,512      $ 4,322,441      $ 3,057,368
Cost of revenues                                            1,946,588          970,297        3,041,231        1,813,551
                                                          -----------      -----------      -----------      -----------

             Gross profit                                     785,920          669,215        1,281,210        1,243,817

Operating Expenses
   Selling and marketing                                      217,434          212,271          422,242          365,462
   Research and development                                    82,024           40,892          167,892           80,436
   General and administrative                                 402,481          374,018          827,931          616,896
                                                          -----------      -----------      -----------      -----------

             Operating profit                                  83,981           42,034         (136,855)         181,023

Other income (expense)
   Interest expense                                           (54,945)         (36,854)        (105,615)         (78,331)
   Other                                                       15,132               18          (36,021)           3,000
                                                          -----------      -----------      -----------      -----------

                                                              (39,813)         (36,836)        (141,636)         (75,331)
                                                          -----------      -----------      -----------      -----------

             NET EARNINGS (LOSS)                          $    44,168      $     5,198      $  (278,491)     $   105,692
                                                          ===========      ===========      ===========      ===========

             Net earnings per share                       $     0.003      $      0.00      $    (0.016)     $     0.007
                                                          ===========      ===========      ===========      ===========

             Net earnings per share assuming dilution     $     0.002      $      0.00                       $     0.006
                                                          ===========      ===========                       ===========



        The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Six months ended
                                                                                June 30,
                                                                          1999             1998
                                                                      -----------      -----------
Increase (Decrease) in Cash Cash flows from operating activities:
     Net earnings (loss)                                              $  (278,491)     $   105,692
     Adjustments to reconcile net earnings (loss) to net
          cash used in operating activities
          Depreciation and amortization                                   184,072          146,302
          Write-off of start-up costs                                      50,266               --
          Issuance of common stock for services                                --           33,137
          Changes in assets and liabilities
            Accounts receivable                                          (340,256)          (3,328)
            Inventories                                                (1,312,810)        (232,647)
            Prepaid expenses                                                9,754          (56,523)
            Accounts payable                                            1,398,676           70,738
            Accrued liabilities and advance royalties
                 and customer deposits                                     28,719         (114,377)
                                                                      -----------      -----------

                 Net cash used in operating activities                   (260,070)         (51,006)
                                                                      -----------      -----------

Cash flows from investing activities:                                     (66,348)        (197,190)
     Purchase of equipment and furniture                                  (35,649)              --
                                                                      -----------      -----------
     Patent expenditures
                 Net cash used in investing activities                   (101,997)        (197,190)
                                                                      -----------      -----------

Cash flows from financing activities:
     Payments on long-term obligations and
          capital lease obligations                                      (163,600)        (149,233)
     Proceeds from long-term obligations                                   89,700          143,138
     Net borrowings on line of credit                                     473,000          110,000
     Net proceeds from issuance of common stock                            62,500          175,250
                                                                      -----------      -----------

                 Net cash provided by financing activities                461,600          279,155
                                                                      -----------      -----------

Net increase in cash                                                       99,533           30,959
                                                                      -----------      -----------

Cash at beginning of period                                                93,440          132,978
                                                                      -----------      -----------

Cash at end of period                                                 $   192,973      $   163,937
                                                                      ===========      ===========


Cash paid during the year for interest                                $   105,615      $    78,331
                                                                      ===========      ===========

Noncash investing and financing activities:
     Purchase of equipment under capital lease obligations            $    50,680      $   195,517
                                                                      ===========      ===========
     Issuance of common stock for subscription receivable             $   156,250      $        --
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

NOTE 2. INVENTORIES

         Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:


                                                 June 30,            December 31,
                                                   1999                  1998
                                                ----------            ----------
                                                (unaudited)
Raw materials                                   $1,465,356            $  386,625
Work in progress                                   608,786               374,584
Finished goods                                      62,961                62,084
                                                ----------            ----------
                                                $2,137,103            $  824,293
                                                ==========            ==========

NOTE 3. NET EARNINGS (LOSS) PER SHARE

         Basic earnings per share are based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Earnings per share assuming dilution are based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic earnings per share were 17,489,812 and 15,685,267 for the three months ended June 30, 1999 and 1998, respectively, and 17,201,618 and 15,630,814 for the six months ended June 30, 1999 and 1998, respectively. The weighted average shares for computing dilution were 18,152,012 and 17,250,032 for the three months ended June 30, 1999 and 1998, respectively, and 17,195,579 for the six months ended June 30, 1998.

Options to purchase 1,291,233 and 472,500 shares of common stock at or above $.44 and $.93 a share for the three and six months ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares.

         Because of the net loss for the six months ended June 30, 1999, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 4. EQUITY TRANSACTIONS

         From January 1, 1999 through June 30, 1999, the Company has issued 625,000 shares of the Company's common stock at $0.25 per share or $156,250 through a subscription agreement. The Company received a promissory note in the principal amount of $140,625, which calls for monthly payment of $15,625 commencing April 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company's 1998 annual report on Form 10-KSB.

         Except for the historical information contain herein, the matters discussed in this quarterly report contain forward-looking statements that are based on Management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words "believes", "anticipates," "plans," "expects," "may," "should," or similar expressions, are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially.

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

A more detailed discussion of these factors is presented in the Company's 1998 annual report on Form 10-KSB under the heading "Outlook - Issues and Uncertainties."

THREE MONTHS ENDED JUNE 30, 1999 AND THREE MONTHS ENDED JUNE 30, 1998

         Net Revenues: Net revenues include product sales and royalty revenue. Net revenues increased 67% or $1,092,996 to $2,732,508 for the three months ended June 30, 1999 from net revenues of $1,639,512 for the three months ended June 30, 1998. The increase primarily resulted from product sales incorporating CDT(TM) Controlled Delivery Technology for MET-Rx USA, LIVE-BAC(R) caplets for national brands, and private label manufacturing of non-proprietary products for MET-Rx. Comparisons of the quarter ended June 30, 1999 to quarter ended June 30, 1998 should take into account that net revenues for the three months ended June 30, 1999 reflect negligible royalties as compared to $100,000 in royalties for the comparable three months ended June 30, 1998 due to termination of the guaranteed royalties on the exclusive license of Calcium D-GLUCARATE(TM) to Weider Nutrition. Product sales for the three months ended June 30, 1999 increased 78% or $1,194,607 to $2,734,119 compared to total product sales of $1,539,512 for the comparable period in 1998.


                             SOURCE OF NET REVENUES


                                            3 MONTHS ENDED               3 MONTHS ENDED
                                             JUNE 30, 1999                JUNE 30, 1998
                                            --------------               --------------
PRODUCT SALES
  Proprietary technology*                     $   972,878                  $   585,608
  Private label manufacturing                   1,027,798                      402,571
  Fermentation                                    350,252                      193,320
  COBACTIN(R)                                     383,191                      358,013
                                              -----------                  -----------
         Total product sales                  $ 2,734,119                  $ 1,539,512
  Royalty revenue                                  (1,611)                     100,000
                                              -----------                  -----------
         Total net revenues                   $ 2,732,508                  $ 1,639,512

*CDT(TM) , MDT(TM) , LIVE-BAC(R), D-GLucarate(TM)

         Gross Profit: Gross Profit is calculated as net revenues (product sales plus royalties) minus cost of revenues which includes such things as materials, manufacturing costs, overhead, and quality control/quality assurance costs. Gross profit increased 17% or $116,705 to $785,920 for the three months ended June 30, 1999 from $669,215 for the three months ended June 30, 1998. Royalties for the three months ended June 30, 1999 were ($1,611) compared to $100,000 for comparable period in 1998. The gross profit from product sales, not including royalties, increased 38% or $218,316 to $787,531 from $569,215 for the comparable period in 1998. The gross profit from product sales in the first six months of 1999 continued to be negatively impacted by scale-up costs associated with first production of CDT(TM) Controlled Delivery Technology products which are not representative oF on-going production expenses. Furthermore, as a result of changes in product sales mix and other factors, as discussed above, the Company experiences fluctuations in gross profit and operations margins on a quarter-to-quarter basis.

         Selling and Marketing Expenses: Selling and marketing expenses consist primarily of cost of sales presentations, advertising and promotion, commissions, travel related expenses and payroll. Selling and marketing expenses increased 2% or $5,163 to $217,434 for the three months ended June 30, 1999 from $212,271 for the three months ended June 30, 1998. The 1999 expenses reflect the carry forward of increases resulting from the hiring of key sales and marketing personnel in the third quarter of 1998.

         Research and Development Expenses: Research and development expenses increased 101% or $41,132 to $82,024 for the three months ended June 30, 1999 from $40,892 for the three months ended June 30, 1998 due to the further development of the Company's licensed technologies. Research and development expenses are expected to average approximately 3-5% of net revenues for the remainder of 1999.

         General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, depreciation and amortization, and professional fees related to legal, audit and tax. General and administrative expenses increased 8% or $28,463 to $402,481 for the three months ended June 30, 1999 from $374,018 for the three months ended June 30, 1998. The increase is primarily due to professional fees that support the Company's growth.

         Interest Expense: Interest expense increased 49% or $18,091 to $54,945 for the three months ended June 30, 1999 from $36,854 for the three months ended June 30, 1998. The increase in interest expense is a result of new manufacturing equipment leases for the Colorado private label manufacturing facility. As a result, interest expense will remain at an increased level during 1999.

         Net Earnings: The Company experienced an increase in profit in the three months ended June 30, 1999 of $38,970 to $44,168 compared to net earnings of $5,198 for the three months ended June 30, 1998. Factors affecting net earnings are:

         1. Scale-up expenses associated with both controlled delivery technology products and non-proprietary product for MET-Rx, USA.

         2. Increased operation expenses associated with elevated research and development, and increases in manufacturing capabilities.

         3.       Decreased royalties associated with glucarate licensing.

         4. Changes in product sales mix which vary as to the cost of revenues.

SIX MONTHS ENDED JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30, 1998

         Net Revenues: Net revenues include product sales and royalty revenue. Net revenues increased 41% or $1,265,073 to $4,322,441 for the six months ended June 30, 1999 from $3,057,368 for the six months ended June 30, 1998. The increase in net revenues resulted primarily from a combination of new CDT and LIVEBAC product introductions and the associated increase in private label packaging business. These 1999 net revenues reflect negligible royalties whereas the comparable period for 1998 included $200,000 in royalties. Product sales for the six months ended June 30, 1999 increased 51% or $1,464,518 to $4,321,887 compared to product sales of $2,857,368 for the six months ended June 30, 1998.


                               SOURCE OF REVENUES


                                          6 MONTHS ENDED            6 MONTHS ENDED
                                          JUNE 30, 1999              JUNE 30, 1998
                                          -------------              -------------
PRODUCT SALES
Proprietary products*                       $1,327,947                 $1,122,833
Private label manufacturing                  1,687,201                    710,096
Fermentation                                   610,601                    383,616
COBACTIN(R)                                    696,138                    640,823
                                            ----------                 ----------
       Total product sales:                 $4,321,887                 $2,857,368
Royalty revenue                                    554                    200,000
                                            ----------                 ----------
       Total net revenues                   $4,322,441                 $3,057,368

*CDT(TM) , MDT(TM) , LIVE-BAC(R), D-GLucarate(TM)

         Gross Profit: Gross profit increased 3% or $37,393 to $1,281,210 for the six months ended June 30, 1999 from $1,243,817 for the six months ended June 30, 1998. The net revenues for 1998 used to calculate gross profit comparison included $200,000 of royalties that had no cost allocation while 1999 net revenues resulted from actual product sales with cost allocations and negligible royalties. Gross profit from product sales, not including royalties, increased 23% or $236,838 to $1,280,655 compared to $1,043,817 for 1998. Gross profit from product sales for the six months ended June 30, 1999 were negatively impacted by costs associated with the scale-up of new products.

         Selling and Marketing Expenses: Selling and marketing expenses consist primarily of costs of sales presentation, advertising and promotion, and related payroll expenses and commissions. Selling and marketing expenses increased 16% or $56,780 to $422,242 for the six months ended June 30, 1999 from $365,462 for the six months ended June 30, 1998. The increase primarily reflects the hiring of key sales and marketing personnel in the third quarter of 1998 and their increased activities.

         General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 34% or $211,035 to $827,931 for the six months ended June 30, 1999 from $616,896 for the six months ended June 30, 1998. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth.

         Interest Expense: Interest expense increased 35% or $27,284 to $105,615 for the six months ended June 30, 1999 from $78,331 for the six months ended June 30, 1998. The increase in interest expense is a result of new manufacturing equipment leases for the Colorado private label manufacturing facility.

         Net Earnings (Loss): The Company experienced a loss of $278,491 for the six months ended June 30, 1999. This reflects a loss of $322,659 for the three months ended March 31, 1999. The factors largely attributed to the loss are as follows:

         1.       Write off of capitalized start-up costs of approximately
                  $50,300.

         2.       Decreased royalties associated with glucarate licensing.

         3. Increased operations expenses of approximately $200,000 associated with elevated expenses for marketing, SEC reporting, and expansion of manufacturing capabilities.

         4. Designing and developing controlled delivery technology products for MET-Rx, USA. These products began shipment in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

         On June 10, 1999, the Company received a $400,000 increase in its conventional bank line of credit with a maturity date of April 30, 2000. To date the Company has financed its operations and capital requirements primarily through borrowing, raising equity capital, and operations. As of June 30, 1999, the Company had working capital of $521,936 as compared to working capital of $261,408 at June 30, 1998. The Company anticipates that its working capital needs for the remainder of the year will be met from operations and available borrowing capacity.

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

YEAR 2000

         The Company has established a Year 2000 task force to assess and remediate the impact of the Year 2000 on its internal computer systems, products, customer base, service suppliers, financial institutions, original equipment manufacturers and third party payees to identify the systems that could be affected by the Year 2000 issue. The Year 2000 issues facing the Company that may have a material impact on its ability to continue its business practices as usual through the change of the century include: internal business systems, internet and intranet service, telecommunications, power and the compliance and readiness of the Company's third party suppliers, vendors and customers.

         To date, the Company is not aware of any information which indicates that the magnitude of potential Year 2000 problems is material. The Company has replaced obsolete systems and updated the hardware, applications and data. The decision by the Company to acquire new manufacturing equipment, computers and accounting hardware and software, and the timing thereof, arose in the ordinary course of the growth of the Company, and is not considered a cost associated with the Year 2000 issue. The Company has performed acceptance testing to determine that the updated applications are ready for Year 2000. Based on information compiled to date, the Company expects to substantially complete its compliance project by the end of September 1999. To date, the Company has experienced incremental costs associated with Year 2000 compliance. The Company believes it will be able to correct any Year 2000 issues that may arise without incurring material additional expense.

         In addition to its own compliance efforts, the Company is conducting an assessment of the third parties with which it has material relationships to determine if they are Year 2000 compliant. The Company has contacted its key vendors and suppliers by the distribution of questionnaires. A majority of the vendors and suppliers have responded to the questionnaire with assurance that they will be Year 2000 compliant. The Company is in the process of developing contingency plans for those vendors and suppliers that will not be fully Year 2000 compliant.

         Prior to the start of the Company's Year 2000 project, a new accounting package was implemented to provide for the financial needs of the Company. This software has been warranted by the vendor to be Year 2000 compliant. The Company has also replaced its phone and voicemail systems with new, Year 2000 compliant systems to better provide for expanding communication needs.

         Despite the Company's efforts to date, a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. If such failures occur, the Company's results of operations, liquidity, and financial condition could be materially and adversely affected and the Company may be required to incur unanticipated expenses to remedy and problems not addressed by the Company's compliance efforts. Additionally, if any of the Company's material suppliers or vendors are not fully Year 2000 compliant, it is possible that a system failure or miscalculations causing disruptions in the Company's operations or potential problems with its products and services could result.

         Part of the Company's Year 2000 compliance includes the preparation of contingency plans. The Company anticipates completion of its contingency plans by the end of September 1999.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the May 25, 1999 Annual Meeting of Stockholders, the following proposal was voted on by stockholders:

         Election of directors.

         Arthur S. Pearson and Carl W. Schafer were each elected as a Class 1 director of the Company to a three year term, which expires in the year 2002. William D. St. John, Herbert L. Lucas and Daniel B. Ward continue as directors of the Company.

         Votes for election of directors.


         Arthur S. Pearson

         For:                               10,561,286
         Withheld:                             432,497

         Carl W. Schafer

         For:                               10,561,418
         Withheld:                             432,365

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)      EXHIBIT NO.   DESCRIPTION
                  -----------   -----------
                     11.1       Computation of Earnings (Loss) Per Share

                     27 Financial Data Schedule for the Quarter Ended June 30, 1999

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                       NUTRACEUTIX, INC.


Date: August 13, 1999.              By:    /s/ WILLIAM D. ST.JOHN
                                           ------------------------------------
                                           WILLIAM D. ST. JOHN
                                           Chief Executive Officer, President,
                                           Chairman of the Board
                                           (Principal Executive Officer)


Date: August 13, 1999.              By:    /s/ STEVEN H. MOGER
                                           ------------------------------------
                                           STEVEN H. MOGER
                                           Vice President, Operations
                                           (Principal Financial Officer)