Form 10QSB
period 1999-09-30
NUTRACEUTIX INC
filed 1999-11-12
CIK 934936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of November 10, 1999:
7,489,812

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                NUTRACEUTIX, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements

               Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998

               Statements of Operations for the three month and nine month periods ended September 30, 1999 and September 30, 1998 (unaudited)

               Statements of Cash flows for the nine month period ended September 30, 1999 and September 30, 1998 (unaudited)

               Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation


PART II        OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

               Signature

                                NUTRACEUTIX, INC.
                                 BALANCE SHEETS


                                                              SEPTEMBER 30, 1999      DECEMBER 31,
       ASSETS                                                     (UNAUDITED)            1998
                                                              ------------------      ------------
     CURRENT ASSETS
     Cash                                                        $    163,213         $     93,440
     Accounts receivable - net                                      1,527,357              737,916
     Inventories                                                    2,364,071              824,293
     Prepaid expenses                                                 146,672              201,188
                                                                 ------------         ------------
                Total current assets                                4,201,313            1,856,837
     EQUIPMENT AND FURNITURE - net                                  1,516,148            1,327,257
     OTHER ASSETS - net                                               826,311              935,005
                                                                 ------------         ------------
                                                                 $  6,543,772         $  4,119,099
                                                                 ============         ============

LIABILITIES

     CURRENT LIABILITIES
     Line of credit                                              $  1,119,500         $    411,500
     Current maturities of long-term obligations                      192,602              194,390
     Current maturities of capital lease obligations                  153,844              135,794
     Accounts payable                                               1,871,364              281,719
     Advance royalties and customer deposits                              961               11,518
     Accrued liabilities                                               76,851               97,259
                                                                 ------------         ------------
               Total current liabilities                            3,415,122            1,132,180

     LONG-TERM OBLIGATIONS, less current maturities                   432,199              465,892

     CAPITAL LEASE OBLIGATIONS, less current maturities               348,838              249,198

     COMMITMENTS AND CONTINGENCY                                            -                    -

STOCKHOLDERS' EQUITY
     Preferred stock authorized, 5,000,000 shares at $.01                   -                    -
               par value
     Common stock authorized, 30,000,000 shares $.001                  17,489               16,864
               par value
     Additional contributed capital                                11,725,754           11,570,129
     Subscription receivable                                          (46,875)                   -
     Accumulated deficit                                           (9,348,755)          (9,315,164)
                                                                 ------------         ------------
               Total stockholders' equity                           2,347,613            2,271,829
                                                                 ------------         ------------

                                                                 $  6,543,772         $  4,119,099
                                                                 ============         ============


The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  3 Months Ended                         9 Months Ended
                                                                   September 30,                           September 30,
                                                              1999               1998                1999                1998
                                                          -----------         -----------         -----------         -----------
Net revenues                                              $ 3,460,522         $ 1,632,499         $ 7,782,963         $ 4,689,867
Cost of revenues                                            2,482,063             987,128           5,523,294           2,800,679
                                                          -----------         -----------         -----------         -----------

          Gross profit                                        978,459             645,371           2,259,669           1,889,188

Operating Expenses

   Selling and marketing                                      207,789             243,012             630,031             608,474
   Research and development                                    56,143              62,892             224,035             143,328
   General and administrative                                 405,937             317,086           1,233,868             933,982
                                                          -----------         -----------         -----------         -----------
          Operating profit                                    308,590              22,381             171,735             203,404

Other income (expense)

   Interest expense                                           (77,718)            (31,353)           (183,333)           (109,684)
   Other                                                       14,028              (2,572)            (21,993)                428
                                                          -----------         -----------         -----------         -----------
                                                              (63,690)            (33,925)           (205,326)           (109,256)
                                                          -----------         -----------         -----------         -----------
          NET EARNINGS (LOSS)                             $   244,900         $   (11,544)        $   (33,591)        $    94,148
                                                          ===========         ===========         ===========         ===========
          Net earnings (loss) per share                   $    0.0140         $    (0.001)        $    (0.002)        $     0.006
                                                          ===========         ===========         ===========         ===========
          Net earnings per share assuming dilution        $     0.013                                                 $     0.005
                                                          ===========                                                 ===========

The accompanying notes are an integral part of these statements.

                                Nutraceutix, Inc.

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                        Nine months ended
 Increase (Decrease) in Cash                                              September 30,
                                                                    1999                1998
                                                                 -----------         -----------
Cash flows from operating activities:
    Net earnings (loss)                                          $   (33,591)        $    94,148
    Adjustments to reconcile net earnings (loss) to net
        cash used in operating activities
        Depreciation and amortization                                274,750             231,056
        Write-off of start-up costs                                   50,266                   -
        Issuance of common stock for services                              -              41,471
        Changes in assets and liabilities
          Accounts receivable                                       (789,441)           (190,627)
          Inventories                                             (1,539,778)           (252,840)
          Prepaid expenses                                            54,516             (29,775)
          Accounts payable                                         1,589,645             (39,337)
          Accrued liabilities and advance royalties
              and customer deposits                                  (30,965)            (83,811)
                                                                 -----------         -----------
              Net cash used in operating activities                 (424,598)           (229,715)
                                                                 -----------         -----------

Cash flows from investing activities:
    Purchase of equipment and furniture                             (126,444)           (603,947)
    Patent and technology rights expenditures                        (45,110)            (12,534)
                                                                 -----------         -----------
              Net cash used in investing activities                 (171,554)           (616,481)
                                                                 -----------         -----------

Cash flows from financing activities:
    Payments on long-term obligations and
        capital lease obligations                                   (312,989)           (241,302)
    Proceeds from long-term obligations                              161,539             547,944
    Net proceeds (borrowings) on line of credit                      708,000            (221,500)
    Net proceeds from issuance of common stock                       109,375             794,000
                                                                 -----------         -----------
              Net cash provided by financing activities              665,925             879,142
                                                                 -----------         -----------
Net increase in cash                                                  69,773              32,946
                                                                 -----------         -----------
Cash at beginning of period                                           93,440             132,978
                                                                 -----------         -----------
Cash at end of period                                            $   163,213         $   165,924
                                                                 ===========         ===========
Cash paid during the year for interest                           $   173,309         $   114,028
                                                                 ===========         ===========

Noncash investing and financing activities:
    Purchase of equipment under capital lease obligations        $   233,659         $   205,569
                                                                 ===========         ===========
    Issuance of common stock for subscription receivable         $   156,250         $         -
                                                                 ===========         ===========
    Issuance of common stock to prepay royalties                 $         -         $    15,000
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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:


                       September 30,
                           1999           December 31,
                        (unaudited)          1998
                       ------------       ----------
Raw materials           $1,270,800        $  387,625
Work in progress           829,517           374,584
Finished goods             263,754            62,084
                        ----------        ----------
                        $2,364,071        $  824,293
                        ==========        ==========


NOTE 3. NET EARNINGS (LOSS) PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Earnings per share assuming dilution are based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic earnings per share were 17,489,812 and 16,610,798 for the three months ended September 30, 1999 and 1998, respectively, and 17,299,794 and 15,767,220 for the nine months ended September 30, 1999 and 1998, respectively. The weighted average shares for computing dilution were 18,333,578 for the three months ended September 30, 1999 and 17,351,985 for the nine months ended September 30, 1998. Options to purchase 1,262,066 and 472,500 shares of common stock at or above $.56 and $.88 a share for the three and nine months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares.

Because of the net loss for the three months ended September 30, 1998 and nine months ended September 30, 1999, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 4. EQUITY TRANSACTIONS

From January 1, 1999 through September 30, 1999, the Company has issued 625,000 shares of the Company's common stock at $0.25 per share or $156,250 through a subscription agreement. The Company received a promissory note in the principal amount of $140,625, which calls for monthly payment of $15,625 commencing April 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company's 1998 annual report on Form 10-KSB.

        Except for the historical information contained herein, the matters discussed in this quarterly report contain forward-looking statements that are based on Management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words "believes", "anticipates," "plans," "expects," "may," "should," or similar expressions, are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. The Company disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THREE MONTHS ENDED SEPTEMBER 30, 1998

        Net Revenues: Net revenues include product sales and royalty revenue. Net revenues increased 112% or $1,828,023 to $3,460,522 for the three months ended September 30, 1999 from net revenues of $1,632,499 for the three months ended September 30,1998. The increase primarily resulted from product sales incorporating CDT (TM) Controlled Delivery Technology for MET-Rx USA, LIVE-BAC(R) caplets for national brands, and private label manufacturing of non-proprietary products for MET-Rx. The Company expects sales of CDT sports supplements to materially decline in the fourth quarter due to the time required to establish store placement, detail sales personnel and initiate promotions. As a result, the Company does not expect to sustain sales growth during the fourth quarter and may experience declining revenues until initial inventories of CDT sports supplements are sold and reorders are received. Comparisons of the quarter ended September 30, 1999 to quarter ended September 30, 1998 should take into account that net revenues for the three months ended September 30, 1999 reflect negligible royalties as compared to $171,168 in royalties for the comparable three months ended September 30, 1998 due to termination of the guaranteed royalties on the exclusive license of Calcium D-Glucarate(TM) to Weider Nutrition. Products sales for the three months ended September 30, 1999 increased 135% or $1,977,847 to $3,439,178 compared to total product sales of $1,461,331 for the comparable period in 1998. Cobactin(R) sales were lower due to a Product Marketing and Manufacturing Agreement with Biotal, Inc. effective September 1, 1999. Per the agreement, Biotal, Inc. is the exclusive distributor of Cobactin(R) microbial feed additive products for feedlot cattle. Biotal will purchase Cobactin(R) from Nutraceutix at master distributor pricing. Under the terms of the Agreement, Biotal assumes all marketing and sales expense related to Cobactin(R) microbial feed additive for feedlot cattle. Nutraceutix will also manufacture Biotal's own private label microbial feed additive, MICRO-CELL(R). Although the agreement results in a slight decrease in net revenues from Cobactin sales, the net financial effect of is not substantial for the quarter ending September 30, 1999.

                             SOURCE OF NET REVENUES


                                          3 MONTHS ENDED         3 MONTHS ENDED
                                        SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                        ------------------     ------------------
PRODUCT SALES
    Proprietary technology*                $   2,024,138         $     468,121
    Private label manufacturing                  774,873               471,881
    Fermentation                                 359,214               187,597
    COBACTIN(R)                                  280,953               333,732
                                           -------------         -------------
         Total product sales               $   3,439,178         $   1,461,331
    Royalty revenue                               21,344               171,168
                                           -------------         -------------
         Total net revenues                $   3,460,522         $   1,632,499

------------

*CDT(TM), MDT(TM), LIVE-BAC(R), D-Glucarate(TM)

        Gross Profit: Gross Profit is calculated as net revenues (product sales plus royalties) minus cost of revenues which includes such things as materials, manufacturing costs, overhead, and quality control/quality assurance costs. Gross profit increased 52% or $333,088 to $978,459 for the three months ended September 30, 1999 from $645,371 for the three months ended September 30, 1998. The gross profit from product sales, not including royalties, increased 102% or $482,911 to $957,115 from $474,204 for the comparable period in 1998. The gross profit from product sales in the first nine months of 1999 continued to be negatively impacted by scale-up costs associated with first production of CDT(TM) Controlled Delivery Technology products which are not representative of on-going production expenses. Furthermore, as a result of changes in product sales mix and other factors, the Company experiences fluctuations in gross profit and operations margins on a quarter-to-quarter basis.

        Selling and Marketing Expenses: Selling and marketing expenses consist primarily of cost of sales presentations, advertising and promotion, commissions, travel related expenses and payroll. Selling and marketing expenses decreased 14% or $35,223 to $207,789 for the three months ended September 30, 1999 from $243,012 for the three months ended September 30, 1998. The decrease results from the Product and Manufacturing Marketing Agreement with Biotal, Inc. effective September 1, 1999. Under this Agreement, sales and marketing expenses related to Cobactin microbial feed additive sales to feedlots are paid by Biotal, Inc.

        Research and Development Expenses: Research and development expenses decreased 11% or $6,749 to $56,143 for the three months ended September 30, 1999 from $62,892 for the three months ended September 30, 1998. The decrease results from lower outside research costs associated with Calcium D-glucarate. Research and development expenses are expected to average approximately 2-4% of net revenues for the remainder of 1999.

        General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting, depreciation and amortization, and professional fees related to legal, audit and tax. General and administrative expenses increased 28% or $88,851 to $405,937 for the three months ended September 30, 1999 from $317,086 for the three months ended September 30, 1998. The increase is primarily due to salaries, professional fees, insurance and other expenses that support the Company's growth.

        Interest Expense: Interest expense increased 148% or $46,365 to $77,718 for the three months ended September 30, 1999 from $31,353 for the three months ended September 30, 1998. The increase in interest expense is due to the manufacturing equipment leases for the Colorado private label manufacturing facility. As a result, interest expense will remain at an increased level during 1999.

        Net Earnings: The Company realized net profit in the three months ended September 30, 1999 of $244,900 compared to a net loss of $11,544 for the three months ended September 30, 1998. The change in net earnings is attributable to the increase in proprietary product and private label manufacturing sales. The Company does not expect to realize a profit in the fourth quarter due to the expected decline in sales of CDT sports supplement products (as discussed under Net Revenues, above), and the impact of planned investment in new production facilities.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 1998

        Net Revenues: Net revenues include product sales and royalty revenue. Net revenues increased 66% or $3,093,096 to $7,782,963 for the nine months ended September 30, 1999 from $4,689,867 for the nine months ended September 30, 1998. The increase in net revenues resulted from increased sales of proprietary products and private label manufacturing. Product sales for the nine months ended September 30, 1999 increased 80% or $3,442,365 to $7,761,065 compared to product sales of $4,318,700 for the nine months ended September 30, 1998.


                               SOURCE OF REVENUES


                                          9 MONTHS ENDED         9 MONTHS ENDED
                                        SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                        ------------------     ------------------
PRODUCT SALES
    Proprietary technology*                $   3,352,085         $   1,590,954
    Private label manufacturing                2,462,074             1,181,977
    Fermentation                                 969,815               571,213
    COBACTIN(R)                                  977,091               974,556
                                           -------------         -------------
         Total product sales               $   7,761,065         $   4,318,700
    Royalty revenue                               21,898               371,167
                                           -------------         -------------
         Total net revenues                $   7,782,963         $   4,689,867

------------

*CDT(TM), MDT(TM), LIVE-BAC(R), D-Glucarate(TM)

        Gross Profit: Gross profit increased 20% or $370,481 to $2,259,669 for the nine months ended September 30, 1999 from $1,889,188 for the nine months ended September 30, 1998. The net revenues for 1998 used in calculating gross profit included $371,167 of royalties that had no cost allocation while 1999 net revenues resulted from product sales with cost allocations and negligible royalties. Gross profit from product sales, not including royalties, increased 47% or $719,750 to $2,237,771 compared to $1,518,021 for 1998. Gross profit from product sales for the nine months ended September 30, 1999 were negatively impacted by the one time costs associated with the scale-up of new products in the quarter ended March 30, 1999.

        Selling and Marketing Expenses: Selling and marketing expenses consist primarily of costs of sales presentations, advertising and promotion, and related payroll expenses and commissions. Selling and marketing expenses increased 4% or $21,557 to $630,031 for the nine months ended September 30, 1999 from $608,474 for the nine months ended September 30, 1998. This modest increase is not reflective of increased health supplement marketing and sales activities during the quarter ended September 30, 1999. These expenses were offset by reduced marketing and sales expenses associated with the sales of Cobactin microbial feed additive by Biotal, Inc.

        Research and Development Expenses: Research and development expenses increased 56% or $80,707 to $224,035 for the nine months ended September 30, 1999 from $143,328 for the nine months ended September 30, 1998 due to the further development of the Company's licensed technologies. Research and development expenses are expected to average approximately 2-4% of net revenues for the remainder of 1999.

        General and Administrative Expenses: General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, professional fees related to legal, audit and tax matters. General and administrative expenses increased 32% or $299,886 to $1,233,868 for the nine months ended September 30, 1999 from $933,982 for the nine months ended September 30, 1998. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth.

        Interest Expense: Interest expense increased 67% or $73,649 to $183,333 for the nine months ended September 30, 1999 from $109,684 for the nine months ended September 30, 1998. The increase in interest expense is a result of new manufacturing equipment leases for the Colorado private label manufacturing facility.

        Net Earnings (Loss): The Company experienced a loss of $33,591 for the nine months ended September 30, 1999 compared to net earnings of $94,148 for the nine months ended September 30, 1998. The net loss for the nine months ended September 30, 1999 continues to reflect the net loss of $322,659 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        On June 10, 1999, the Company received a $400,000 increase in its conventional bank line of credit with a maturity date of April 30, 2000. To date the Company has financed its operations and capital requirements primarily through borrowing, raising equity capital, and operations. As of September 30, 1999, the Company had working capital of $786,191 as compared to working capital of $724,657 at September 30, 1998. The Company anticipates that its working capital needs for the remainder of the year will be met from operations and available borrowing capacity.

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

        In addition to its own compliance efforts, the Company has conducted an assessment of the third parties with which it has material relationships to determine if they are Year 2000 compliant. The Company has contacted its key vendors and suppliers by the distribution of questionnaires. A majority of the vendors and suppliers have responded to the questionnaire with assurance that they will be Year 2000 compliant. The Company has identified alternative vendors and suppliers of raw materials.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBIT NO.   DESCRIPTION

                 11.1        Computation of Earnings (Loss) Per Share

                 27 Financial Data Schedule for the Quarter Ended September 30, 1999

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        NUTRACEUTIX, INC.

Date:                            By:    /s/ WILLIAM D. ST.JOHN
      -----------------                 -------------------------------
                                        WILLIAM D. ST. JOHN
                                        Chief Executive Officer, President,
                                        Chairman of the Board
                                        (Principal Executive Officer)

Date:                            By:    /s/ STEVEN H. MOGER
      -----------------                 -------------------------------
                                        STEVEN H. MOGER

                                        Vice President, Operations
                                        (Principal Financial Officer)