Form 10KSB
period 1999-12-31
NUTRACEUTIX INC
filed 2000-03-30
CIK 934936

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $10,272,417.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock, as of March 21, 2000 was approximately $9,084,232.

     As of March 15, 1999, there were 17,486,812 shares outstanding of the issuer's common stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of its Proxy Statement for the 2000 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                               NUTRACEUTIX, INC.

                                  FORM 10-KSB

                                                                        PAGE
                                                                        ----
Item 1.   Description of Business.....................................    3
Item 2.   Description of Property.....................................   10
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
Item 5.   Market for Common Equity and Related Stockholder Matters....   12
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7.   Financial Statements........................................   18
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   18
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16 (a) of the Exchange
          Act.........................................................   19
Item 10.  Executive Compensation......................................   19
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   19
Item 12.  Certain Relationships and Related Transactions..............   19
Item 13.  Exhibits and Reports on Form 8-K............................   19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The following discussion includes certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements and Associated Risks" contained in Item 6.

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

     Prior to 1995, the Company focused solely on the manufacture and sale of nutraceutical based products for the agricultural market. Since 1995, the Company added nutraceutical based health supplements for the human health market. In 1997, the Company installed a fully automated production line at its encapsulating, tableting, bottling and labeling facility in Lafayette, Colorado for the private label manufacture of health supplements. The Company also developed LIVEBAC caplet technology for the manufacture of probiotic health supplements and acquired licenses from BioChemix, Inc. for the United States patent pertaining to the use of glucarate salts and Calcium D-glucarate for lung, breast and prostate health supplement formulas. In 1998, the Company licensed additional formulas for colon and liver health, and in 1998, BioChemix expanded the license to allow sales of glucarate beyond the designated uses listed above. Additionally in 1998, the Company acquired from Temple University, an exclusive worldwide license for a patent pending tableting and compression technology for the controlled delivery of health supplements.

     Unless the context indicates otherwise, references hereinafter to "the Company" includes both Nutraceutix, Inc. and Bio Techniques Laboratories, Inc. The Company's principal place of business is 8340 154th Avenue N.E., Redmond, Washington, 98052, and its telephone number at that address is (425) 883-9518.

BUSINESS OF THE COMPANY

     Nutraceutix, Inc. is a developer and manufacturer of nutraceutical based health supplements for both the animal and human markets. The Company provides private label manufacturing of health supplements for other health supplement product companies and manufactures and markets probiotics, as well as, manufactures food ingredient pre-mixes. Its branded products for the animal feed industry are COBACTIN microbial feed additives and BIOPOWER silage inoculant. Its branded human health supplement products are BIOPOWER health supplements.

     Nutraceuticals are biologically active materials, either derived from plant, microbial or animal sources or synthesized, which are formulated to provide specific health and productivity benefits for humans and animals. Nutraceuticals include, but are not limited to, pharma foods, functional foods, fermented foods, phytochemicals, microbial feed additives, probiotics, herbal products, vitamins and health supplements.

PRINCIPAL PRODUCTS AND SERVICES

  Calcium D-Glucarate

     In July of 1997, the Company and BioChemix, Inc. ("BioChemix") an unaffiliated privately held company, entered into a definitive agreement for the exclusive licensing to Nutraceutix of certain patent rights pertaining to the use of glucarate salts and their derivatives in a sustained release form specifically for the nutritional support of one of the body's major mechanisms for ridding itself of carcinogens, a process referred to as glucuronidation. The agreement provided for the exclusive licensing of certain formulas, which contain vitamins, minerals, herbal extracts and antioxidants that incorporate the glucarate salt, Calcium D-glucarate for lung, breast and prostate health. In August of 1998, the Company and BioChemix entered into agreements for the exclusive licensing to the Company of certain formulas which incorporate Calcium D-glucarate for colon and liver health. BioChemix is a technology transfer company whose principals developed and patented the applications of glucarate salts at the Science Park of the University of Texas, MD Anderson Cancer Center. These principals are now at the AMC Cancer Center in Denver, Colorado.

     Conjugation, which is the combining of carcinogens with an inert molecule, is one of the body's most important and natural protective mechanisms for dealing with carcinogens. Glucuronidation is the conjugation of carcinogens with glucuronic acid. Glucuronic acid is a derivative of glucarate salts, Calcium D-glucarate. The resulting conjugates can be readily excreted in the bile and urine. The reverse reaction is referred to as de-glucuronidation and is mediated by the enzyme Beta glucuronidase. Glucarate salt derivatives are potent inhibitors of Beta glucuronidase and the de-glucuronidation reaction. An appropriate concentration of glucarate salts has been shown to inhibit this reverse reaction, thus preventing the reactivation of conjugated carcinogens. The inhibition of de-glucuronidation with glucarate salts has been shown to significantly reduce cancer in animal models exposed to chemical carcinogens. The specific glucarate salt which has been developed into a lung, breast, colon, liver and prostate health product is Calcium D-glucarate. There have been no definitive clinical human trials proving the efficacy of Calcium D-glucarate in cancer prevention in humans.

     Glucuronic acid, a derivative, is found in low concentrations in humans and animals and is a natural constituent of certain fruits and vegetables. At this time, no toxic effects have been demonstrated with Calcium D-glucarate and the FDA requires no extended approval for its use as a nutritional supplement.

     As of December 31, 1999, the Company has sublicensed Calcium D-glucarate to 30 companies for products marketed as preventative supplements, some of them with antioxidants. To date, sales histories for these companies are limited with the exception of Rexall Showcase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6.

  Nutraceutical Based Health Supplements for the Agricultural Market

     The Company has two primary agricultural product lines which it manufactures and sells: (1) Lactobacillus sp. products which, independent field trials demonstrate, enhance feed efficiency in feedlot cattle and (2) silage inoculum which, independent field trials demonstrate, preserves the nutritional value of stored forages.

     The Company's silage inoculant, which is offered on an original equipment manufacturer ("OEM") basis and under the BIOPOWER silage inoculant brand, aid in the natural fermentation of cut forages for storage in silos and bunkers, preserving nutrients by decreasing the occurrence of unwanted spoilage organisms.

     The Company's Lactobacillus sp. based microbial feed additive products are marketed under the following trademarks:

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

     These COBACTIN products are the result of ten years of research by the Company aimed at the development of proprietary microbial feed supplements designed to enhance animal feed efficiency. This product line is based on the premise that animal nutrition, particularly in ruminant animals, requires the presence of positive bacteria in the animal's digestive tract.

     COBACTIN microbial feed additive is a living Lactobacillus acidophilus culture, preserved to provide a stable blend of genetically selected lactic acid bacteria for feedlot and dairy cattle and poultry. Over the past ten years, COBACTIN for cattle has undergone approximately 22 independent university and research institute field tests to determine its efficacy in cattle. These field trials have repeatedly shown that COBACTIN microbial feed additive increases feed efficiency. Comparable results have been demonstrated for dairy cows and poultry.

     The Company holds two patents on the bacterial strain BT1389 of Lactobacillus acidophilus used in COBACTIN II microbial feed additive. The Company formulated COBACTIN PLUS, which the Company believes offers numerous product stabilization advantages. COBACTIN PLUS is composed of BT1389 Lactobacillus acidophilus, with a stabilizer designed for extended shelf life. COBACTIN PLUS accounts for the majority of the Company's animal health sales. Use of the product has been historically limited to large cattle feedlots and large dairies, which blend their own feed and have the equipment and expertise to deliver COBACTIN into the feed daily. Even though COBACTIN has been shown effective in poultry, difficulties with the daily blending of the product have curtailed sales in the poultry industry.

     In September 1999, Nutraceutix and Biotal, Inc. announced the formation of an alliance to offer microbial feed additives to cattle feedlots. Prior to this agreement, Nutraceutix and Biotal were competitors. Biotal has marketed their MICRO-CELL direct feed microbials since 1994, and recently successfully introduced a phase-feeding microbial program. As part of the agreement, Biotal will conduct the marketing, sales and technical support for MICRO-CELL and COBACTIN beef products and Nutraceutix will continue to manufacture COBACTIN and a portion of Biotal's MICRO-CELL products. Nutraceutix, in addition to the revenues generated from the manufacture of MICRO-CELL and COBACTIN, will receive royalties on both of these products. This collaboration is expected to produce technologically superior products, extended customer service and market leadership.

     In the cattle feedlot market, the Company has one primary competitor, Nutrition Physiology. The Company believes that it derives a competitive advantage from its proprietary technology not available from other suppliers, and its alliance with Biotal.

  Nutraceutical Based Health Supplements for the Human Health Market

     Specific nutraceuticals have been shown to affect bodily functions in targeted ways, such as by reducing anxiety (St. John's Wort) or by lowering cholesterol (soy extracts) and assisting in sleep (Valerian). The active ingredients in nutraceuticals may include complex mixtures of organic molecules, small molecules, oligosaccharides, lactic acid bacteria, fungi, minerals and other microbial secondary metabolites. Lactobacillus acidophilus cultures are classic nutraceuticals which have long been components of yogurt and fermented food. Published literature has shown lactic acid bacteria to exert positive gastrointestinal health benefits beyond their nutritional value. The Company has developed a proprietary tableting technology for the delivery of lactic acid bacteria in a health supplement form trademarked, LIVE-BAC(R) probiotic caplets.

     The Company believes that the market for nutraceuticals will continue to grow because of the continued identification of diseases coupled with a longer-lived aging population. The development and identification of new nutraceutical products and markets may require combining interdisciplinary technologies, including plant science, microbiology, biochemistry and nutrition. Among the non-proprietary health supplement products manufactured by the Company are capsules, tablets and pre-mixes containing multi-vitamins and single vitamins, (such as Vitamin C and Vitamin E), herbs (such as Ginseng, Ginkgo, Echinacea and St. John's Wort), antioxidants, enzymes and positive lactic acid bacteria.

CONTROLLED DELIVERY TECHNOLOGY

     In December 1998, the Company and Temple University signed a definitive agreement for the exclusive licensing to Nutraceutix of a patent pending technology pertaining to the manufacture of controlled delivery health supplement tablets and capsules. Subsequent to the acquisition of this license, Nutraceutix trademarked the technology as CDT controlled delivery technology. The Company considers the technology to be unique for its ability to program individual release patterns for each health supplement contained in a single tablet or capsule at a relatively low cost of manufacture and its applicability to a wide range of health supplements. Through use of the technology, health supplement ingredients can be individually programmed to release in either a continuous or pulsed delivery.

     Controlled delivery technologies are common in the pharmaceutical industry, while relatively rare in the health supplement industry. In the pharmaceutical industry, controlled delivery technologies have been shown to optimize the therapeutic performance of drugs, improve compliance with dosing schedules, minimize side effects and offer added convenience by reducing the frequency of dosing. The Company believes the technology will offer similar benefits for health supplements.

     The controlled delivery technology was developed at Temple University for chronic drug administration of calcium-channel blockers nifedipine, diltiazem and verapamil in the management of angina and hypertension. The physiochemical properties and intrinsic characteristics of these drugs, such as high or low solubility, limited absorption, or presystemic metabolism, necessitated the development of a highly controlled delivery technology to provide continuous active ingredient release with zero-order linear kinetics and precise and consistent performance. This technology is based on hydrophilic swellable polymeric matrices, which allow the controlled diffusion of health supplements from the matrix through the tablets progressive swelling, dissolution and/or erosion. The controlled delivery tablets or capsules employ combinations of hydrophilic polymers specific to each health supplement. Depending on the matrix composition, various release rates and patterns can be accomplished.

     One of the most difficult challenges for a controlled delivery technology is to produce a continuous release with linear zero-order kinetics of a highly soluble material for up to twenty-four hours. Linear zero-order kinetics means that a precise quantity is released in each limit of time over the entire course of the release pattern until one hundred percent of the material is released. There are no burst or lag phases of release. After obtaining the license for the technology from Temple University, the Company, in collaboration with Temple University, successfully developed continuous, linear, zero-order kinetics release Vitamin C tablets. Vitamin C was considered a substantial technological challenge due to its high water solubility. Following the Vitamin C project, the Company and Temple University developed individual continuous release, linear, zero-order kinetic tablets of HMB, glucosamine, Calcium D-glucarate, and several Androstenes and diet formulas. Based on the joint research and development by the Company and Temple University, the Company has developed several tableted products containing multiple health supplements for the sports industry with individual release patterns for each supplement. The Company believes that the health supplement industry offers a variety of opportunities to apply this technology.

     In December 1998, the Company entered into an exclusive marketing agreement with MET-Rx USA, Inc. (MET-Rx) of Irvine, California granting MET-Rx exclusive marketing rights for sports supplement products incorporating controlled delivery technology, excluding multilevel sales. The Company contracted with Temple University to develop controlled delivery technology tablets and capsules for the programmed release of prohormones androstenedione, androstenediol, norandrostenedione and norandrostenediol. The application of the technology to these prohormones necessitated the development of MDT molecular dispersion technology which was also licensed to MET-Rx and incorporated into these products. MET-Rx sells products primarily for bodybuilding. On a non-exclusive basis, a controlled delivery technology weight loss product was developed for the MET-Rx brand. The MET-Rx sports supplements and weight loss products were released in April 1999. Initial sales of these products through year end 1999 were promising.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6.

     In 1999, the Company licensed the right from Temple University to apply the controlled delivery technology in the manufacture of OTC (over-the counter) pharmaceuticals. No products were manufactured using this license during 1999.

     Nutraceutix manufactures all controlled delivery technology products in its Colorado facility. As the manufacturing technology is further developed and refined, other companies may be licensed by Nutraceutix to manufacture controlled delivery products.

MANUFACTURING

  Animal Health Products

     In addition to its own COBACTIN and BIOPOWER brand products, the Company manufactures microbial products for several companies on a private label and OEM basis at its fermentation plant located at its corporate headquarters in Redmond, Washington. These products include microbial inoculum, feed and food additives and microbial based supplements. The Company has over 12 years of experience in microbial fermentation, and holds patents relating to a proprietary strain of Lactobacillus acidophilus and preservation technologies.

     In December 1999, the Company announced the opening of a second fermentation facility in Redmond, Washington in response to increased demand for probiotic products. The two facilities will produce over twenty six (26) species of beneficial bacteria regularly used in inoculum, feed, food additives, health supplements and the proprietary LIVEBAC probiotic. The new facility will increase manufacturing capacity by 100%.

  Private Label Health Supplement Manufacturing

     The Company manufactures private label health supplements at its encapsulating, tableting, bottling and labeling facility in Lafayette, Colorado. The Company manufactures capsules, tablets, powdered drink mixes and blended products for companies that market these products under their own brand names. The majority of these products incorporate one of the Company's proprietary technologies. This includes health supplements that incorporate Calcium D-glucarate, Lactobacillus acidophilus strains developed by the Company or Lactobacillus acidophilus products manufactured employing the Company's proprietary LIVEBAC caplet process and products incorporating CDT controlled delivery technology.

     The LIVEBAC process is a tableting technology that results in extended shelf life of tablets or caplets containing lactic acid bacteria. Caplets of Lactobacillus acidophilus made using the LIVEBAC process have demonstrated superior viability and shelf life over conventional capsules.

MARKETING, SALES AND DISTRIBUTION

     The Company relies on a sales manager, Biotal, Inc. and independent sales representatives to sell and service customers of its animal health products. The Company also markets and sells OEM and private label silage inoculum directly to branded companies in agriculture. Biotal, Inc. markets, sells and provides technical support of COBACTIN microbial beef additives for feedlot cattle. The Company's sales manager and sales representatives are responsible for all other sales related to the agricultural industry including OEM and private label silage inoculums, BIOPOWER silage inoculum, private label feed additives and COBACTIN microbial dairy feed additives.

     In the human supplement market, the Company relies on a Vice President of Sales and support sales and marketing staff. In 1999, the Company expanded its marketing efforts in public relations and customer service through the addition of personnel.

     The Company sells its own branded health supplements exclusively via the internet under the BIOPOWER health supplement brand. The Company provides these products primarily as a service to shareholders and employees. Other than the website posting of BIOPOWER health supplements, the Company does not actively promote internet sales.

     To date, the Company has limited sales history of its health supplement products and therefore has not fully identified the effect of seasonality. In agricultural sales, seasonality is primarily related to the number of cattle in production which is usually reduced in the winter months.

COMPETITION

     The principal markets which the Company services are competitive and fragmented. There are competitors in manufacturing and product development in both the human and animal health supplement markets. Increased competition could have a material adverse effect on the Company, as competitors may have far greater financial and other resources available to them and may possess manufacturing, distribution and marketing capabilities more extensive than those of the Company. The Company's competitors in the microbial products market who manufacture lactic acid bacteria for inclusion in animal and human supplements include Chris Hansen, Rhodia, Lallemand and Roselle.

     The Company believes that its primary competitive advantage results from its proprietary technologies which is not available from other suppliers, including LIVEBAC caplets, Calcium D-glucarate, CDT controlled delivery and COBACTIN microbial feed additive technology. In the feed additive market, the formation of an alliance with Biotal, Inc. in September, 1999 has diminished one of the competitors in the direct feed microbial feed additive market for beef cattle. The Company believes this alliance will help maintain sales in the beef market. Additionally, the Company believes that other principal competitive factors in the sale of health supplements are quality, technology, manufacturing, timely delivery of product and service. In the private label business, the Company has competitors with more resources than the Company. However, the Company believes its proprietary technologies offer some competitive advantage with regards to these competitors.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

     The Company obtains all its raw materials for the manufacture of its products from outside sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products, with the exception of the glucarate salt, Calcium D-glucarate. The Company has an agreement with BioChemix for the supply of Calcium D-glucarate. Management expects BioChemix to be able to supply sufficient glucarate for the health supplement market. However, Nutraceutix has no direct control over BioChemix and any interruption in supply of glucarate could adversely effect the revenue of the Company.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

     In 1999, the Company received approximately 62% of its revenues from four customers: MET-Rx, (40%), Rexall Showcase (10%), Rexall Sundown (7%) and Odwalla (5%). Rexall Showcase is a wholly-owned subsidiary of Rexall Sundown. In the fourth quarter of 1999, Rexall Sundown acquired MET-Rx. With the acquisition of MET-Rx, the Company's three largest customers accounting for approximately 57% percent of the total revenues in 1999 are owned by a single entity, Rexall Sundown. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook -- Issues and Uncertainties", both contained in Item 6.

INTELLECTUAL PROPERTY

     The Company currently holds two U.S. and one Canadian patent pertaining to COBACTIN feed additives, two U.S. patents related to the dispensing of microbial cultures, one licensed patent pertaining to Calcium D-glucarate and one licensed patent pending pertaining to the CDT controlled delivery technology.

The licensed Calcium D-glucarate patent expires in 2006; the Canadian patent expires in 2009 and the other U.S. patents pertaining to COBACTIN feed additive expire in 2010 and 2011.

     As of December 31, 1999, the Company had approximately eight federal trademark registrations and seven trademark applications pending with the United States Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. Following is a list of the Company's registered and pending trademarks:
COBACTIN, COBACTIN PLUS, COBACTIN II, BIO TECHNIQUES, BIO POWER, LIVEBAC, NUTRACEUTIX, BT1386, NU-TRAX, CDT, MOLECULAR STRENGTH, BACCINE, S.E.T., COOL-TAB and BIOTRACT.

     The Company has a license agreement with BioChemix for delivery of glucarate in certain health supplements which required the Company to purchase all Calcium D-glucarate from BioChemix, Inc. The Company paid a 5.25% royalty on the net revenue received from the use of certain formulas developed by BioChemix for the delivery of glucarate in health supplements for breast, prostate, lung, colon and liver health until 1998, when the agreement between the Company and BioChemix was amended to eliminate royalty payments on the sale of products containing Calcium D-glucarate.

     The Company pays certain royalties to the original developers of certain of its agricultural products. See "Note J of Notes to Financial Statements" contained in Item 7.

     The Company has a license agreement with Temple University for the controlled delivery technology (CDT). In December of 1998, the Company paid a non-refundable license fee of $25,000 to Temple University pursuant to the terms of the license agreement. The Company is obligated to pay a royalty of $0.30 per 1000 tablets or capsules produced using the technology. The Company is obligated to pay an annual non-refundable license maintenance fee of $10,000, which license maintenance fee payment may be credited against royalties due during the same calendar year. The agreement does not provide for carry-over of unused credit to subsequent years. During 1999, royalty payments totaled $9,629 which was applied against the maintenance fee.

     In June 1999, the Company and Temple University signed a definitive agreement for the exclusive licensing of controlled delivery technology pertaining to the manufacture of OTC (over-the-counter) pharmaceuticals. The Company is obligated to pay a royalty of $0.40 per 1000 tablets or capsules produced using the technology. The Company is also obligated to pay an annual non-refundable license maintenance fee of $10,000, which license maintenance fee payment may be credited against royalties due during the same calendar year. The agreement does not provide for carry-over of unused credit to subsequent years. The Company has developed no OTC products to date with the technology, but the Company continues to seek partners in this area.

GOVERNMENTAL REGULATION

     Many of the Company's products are either G.R.A.S. (Generally Regarded As
Safe) listed by the FDA or do not currently require extended regulatory approval. Recent legislation has resulted in a regulatory environment which sets what the Company considers to be reasonable limitations and guidelines on health claims and labeling for natural products. Thus the Company believes that current and reasonably foreseeable governmental regulation will have minimal impact on its business.

     Statements of the Company and its customers regarding dietary supplement products are subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by companies.

     The Company manufactures products for customers that the customer distributes under their own or other trademarks. Such private label customers are subject to governmental regulations in connection with their purchase, marketing, distribution and sale of such products, and the Company is subject to such regulations in connection with the manufacture of such products and its delivery of services to such customers. However, the Company's private label customers are independent companies, and their labeling, marketing and distribution of such products are beyond the Company's control. Nevertheless, the failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company.

RESEARCH AND DEVELOPMENT

     In 1999 and 1998, the Company spent $295,979 (approximately 3% of revenues) and $224,785 (approximately 4% of revenues), respectively, on product research and development. The Company funds research and development internally.

MICROBIAL PRODUCT DEVELOPMENT

     The Company has conducted research into the role of resident bacteria that are normally found in the gastrointestinal tract with human health and the delivery of live lactic acid bacteria in supplemental form. This research has also resulted in development of the LIVEBAC Process for tableting lactic acid bacteria. The LIVEBAC Process has been shown to yield a tablet with a superior shelf life. Shelf life of lactic acid bacteria in supplement form has historically been problematic. The Company is continuing research to extend the shelf life of lactic acid bacteria and develop new applications. The Company has also developed proprietary strains of bacteria which, in laboratory conditions, are inhibitory to certain pathogens. BACCINE , a proprietary strain of Lactococcus lactis, is inhibitory to the organisms responsible for listeria food poisoning. The Company intends to continue microbial product development research in 2000.

HEALTH SUPPLEMENT DEVELOPMENT

     The Company develops products requested by customers, and/or develops new product concepts which it licenses to customers. The Company also actively seeks and reviews new nutraceutical materials (such as Calcium D-glucarate) and delivery technologies (such as controlled delivery) developed by independent researchers. The Company sublicenses these technologies to customers. The Company intends to continue to emphasize development of delivery technology in year 2000.

COMPLIANCE WITH ENVIRONMENT LAWS

     The Company believes that it is in compliance with all relevant environmental laws. Due to the nature of the Company's operations, to date, the cost of complying with environmental laws has not had a significant effect on the Company's operations.

EMPLOYEES

     As of December 31, 1999, the Company employed 58 full time employees, consisting of four executives, 33 production personnel, four sales and marketing personnel, two research and development personnel, eight quality control personnel and seven administrative personnel. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters, including administrative offices, production and research and development facilities are located approximately fifteen miles northeast of Seattle at 8340 154th Avenue Northeast, Redmond, Washington 98052. The property, consisting of 15,893 square feet, is leased for a term of sixty (60) months with a lease termination date of November 30, 2003. The production facility includes equipment for fermentation, formulation, packaging and storage. The Company leases an additional building consisting of 1,879 square feet for off-site storage and product blending, located approximately one-half mile from the corporate headquarters at 14822 NE 95th Street, Redmond, Washington. The storage space is leased through July 31, 2000. In November 1999, a third property of 9,620 square feet located at 9625 153rd Avenue SE, Redmond, Washington was leased for a term of sixty (60) months with a lease termination date of December 31, 2004. The space will duplicate the fermentation facility located at 8340 154th Avenue Northeast. The Company believes the new facility will double production capacity.

     The Company's tableting and encapsulating facility is located approximately 25 miles from Denver at 1400 and 1420 Overlook Drive, Lafayette, Colorado 80026. The premises consist of two stand-alone buildings for a total of 28,800 square feet. The main building is used primarily for manufacturing and contains machinery for the blending and finishing of raw materials into tablets or capsules and also contains some minimal office space. The second building is warehouse space used for raw material and packaging storage. The premises had been subject to four (4) separate lease agreements with the same lessor, all of which had different lease termination dates. The leases were consolidated, effective August 1, 1998, into one lease for a term of three (3) years. The initial term of the consolidated lease expires on July 31, 2001. The Company has an option to extend the lease for an additional term of two (2) years.

     Each lease was negotiated at arm's length and entered into by the Company, as tenant, with an unaffiliated third party, as the lessor. The Company believes all leased properties are in good and satisfactory condition, and are suitable for the Company's business needs for the term of the respective leases.

ITEM 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not presently a party to any material litigation not in the regular course of its business, nor to the Company's knowledge is such litigation threatened.

     In February 1996, Bio Universal, Inc. ("Bio Universal") commenced an action against Bio Techniques Laboratories, Inc. (BTL) in the 251st District Court, Randall County, Texas, Case No. 42,377-C. The action arises out of a 1993 agreement between BTL and Bio Universal pursuant to which Bio Universal was marketing and distributing BTL's products. BTL believed that Bio Universal failed to perform its obligations under that agreement. In this action Bio Universal alleged that it has been damaged in that BTL (i) failed to pay Bio Universal money owed to Bio Universal, (ii) wrongfully terminated the marketing and distribution agreement, (iii) tortuously interfered with Bio Universal's customer contracts, (iv) slandered and disparaged Bio Universal and (v) breached the marketing and distribution agreement. Bio Universal was seeking compensatory and punitive damages in unspecified amounts, exculpation from money owed BTL, termination of collateral agreements and reimbursement of fees and costs associated with the litigation.

     The Company and Bio Universal, Inc. negotiated a settlement whereby the Company agreed to pay Bio Universal, Inc. the amount of $180,000 in thirty six
(36) monthly installments of $5,000 beginning in April 2000. See "Note L of Notes to Financial Statements" contained in item 7.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders during the quarter ended December 31, 1999.

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

                                  COMMON STOCK

               PERIOD -- FISCAL YEAR 1999                  HIGH ASK    LOW BID
               --------------------------                  --------    -------
First Quarter ending March 31, 1999......................  29/32       14/32
Second Quarter ending June 30, 1999......................   5/8        3/8
Third Quarter ending September 30, 1999..................  29/32       3/8
Fourth Quarter ending December 31, 1999..................  19/32       7/32

               PERIOD -- FISCAL YEAR 1998                  HIGH ASK    LOW BID
               --------------------------                  --------    -------
First Quarter ending March 31, 1998......................  1 11/32     21/32
Second Quarter ending June 30, 1998......................  1 9/32      8/16
Third Quarter ending September 30, 1998..................  3 1/4       13/16
Fourth Quarter ending December 31, 1998..................  1 5/16      9/16

     The approximate number of record holders of the Company's Common Stock as of December 31, 1999 was 1,425 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

     Important factors that may affect future results include, but are not limited to, the impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing, uncertainty of market acceptance of new products, and other risks detailed from time to time in the Company's SEC reports, copies of which are available upon request from the Company's Investor Relations Department. See "Outlook -- Issues and Uncertainties" below.

RESULTS OF REVENUE GENERATING PROFIT CENTERS

     The Company operates four primary revenue-generating profit centers:

          1. Proprietary Technology -- The Company's proprietary technologies include Calcium D-glucarate, LIVEBAC caplets, molecular dispersion technology and controlled delivery technology. Revenues are realized from the sales of glucarate as a raw material to other manufacturers for incorporation into sublicensed customer's private label products, manufacturing by the Company for sublicensed customer's private label products containing Calcium D-glucarate, sales of LIVEBAC caplets and manufacture of health supplements incorporating CDT control delivery technology and molecular dispersion technology.

          2. Private Label Manufacturing of Health Supplements -- In Lafayette, Colorado, the Company manufactures health supplements for private label customers. Revenues are realized from bottling, labeling and manufacture of tablets, capsules, herbal pre-blends and health supplement pre-blends for inclusion into food products and bulk packaged products.

          3. Fermentation -- The Company manufactures and realizes revenues from the sale of viable (live) freeze dried bacteria for companies on a private label and OEM basis at its fermentation plant located in Redmond, WA.

          4. COBACTIN microbial feed additive -- COBACTIN for feedlot cattle, dairy cows and poultry is a viable (live) Lactobacillus acidophilus that provides a stable blend of lactic acid bacteria on a daily basis. Revenues are realized from the sale of COBACTIN brand proprietary products and royalties resulting from the microbial feed additive alliance with Biotal, Inc.

PROPRIETARY TECHNOLOGY

     Revenues from proprietary technology were $4,673,974 for 1999 compared to $2,764,582 in 1998. The increase is attributed to the sale of controlled delivery and molecular dispersion products to MET-Rx, Inc. totaling $2,622,124 in 1999. MET-Rx had an exclusive sublicense for products containing controlled delivery and molecular dispersion technologies in the North American sports nutrition market through all trade channels excluding multilevel through March 31, 2000. On March 6, 2000, MET-Rx signed an exclusive Product Sales and Sublicense Agreement for controlled delivery and molecular dispersion technology products for the term of one year beginning April 1, 2000. MET-Rx was acquired by Rexall Sundown in the fourth quarter of 1999. The future sales of controlled delivery and molecular dispersion products to MET-Rx are uncertain due to the transition of MET-Rx to Rexall Sundown ownership. See "Outlook -- Issues and Uncertainties" set forth on page 14.

     Royalty revenues from Weider Nutrition decreased to $2,166 in 1999 from $375,782 in 1998. This was a result of the termination of Weider's exclusive license to sell retail products containing Calcium D-glucarate. As of December 31, 1999, of the thirty (30) health supplement companies who have signed sublicense agreements for the purchase of Calcium D-glucarate, only Rexall Showcase had significant sales. In 1999, the Company received revenues of $275,000 from sales of Calcium D-glucarate to Rexall Showcase.

PRIVATE LABEL MANUFACTURING OF HEALTH SUPPLEMENTS

     Sales of private label manufacturing of health supplements increased in 1999 to $3,021,497 compared to $1,402,223 in 1998. The increase was primarily due to the sales of non-proprietary products to MET-Rx totaling $1,462,220 in 1999, of which $826,775 were powder fill products produced as an interim service for MET-Rx. The Company does not expect to continue the powder fill business in 2000.

FERMENTATION

     Sales of fermentation products in 1999 increased to $1,393,235 from $810,985 in 1998. This increase is due to the addition of new customers and the alliance with Biotal, Inc. for the manufacture of their MICRO-CELL product. Per this agreement, Nutraceutix will realize an increase in fermentation sales and a corresponding decrease in COBACTIN sales, as well as, a decrease in marketing and sales costs for COBACTIN products. To date, this agreement has resulted in a slight increase in profit contribution from microbial feed additive sales. In the year 2000, Nutraceutix, Inc. will double its fermentation capacity by adding a second manufacturing facility which is expected to be operational by year end 2000. The current facility is operating at 100% capacity.

COBACTIN

     The Company's sales of COBACTIN microbial feed additives decreased to $1,183,711 in 1999 from $1,351,816 in 1998. This decrease resulted from the September 1, 1999 alliance with Biotal which reduced COBACTIN'S sales price, and correspondingly decreased sales and marketing expenses while increasing fermentation sales through the manufacture of Biotal's MICRO-CELL product.

REVENUES FOR FISCAL 1999 COMPARED TO FISCAL 1998

     Revenues for the fiscal year ended December 31, 1999 were $10,272,417; an increase of 62% compared to $6,329,606 in the fiscal year ended December 31, 1998. This increase was primarily due to the manufacturing of private label and proprietary products for MET-Rx and Rexall Sundown.

COST OF REVENUES

     Cost of revenues as a percentage of total revenues in fiscal 1999 was 76% compared to 61% in fiscal 1998. This increase was a result of the product mix along with adjustments of inventories in the fourth quarter totaling approximately $176,000. Sales fluctuations throughout the year also affected the efficiencies of the Colorado manufacturing facility which adversely affected margins.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and Development expenses increased to $295,979 in fiscal 1999 compared to $224,785 in 1998.

SELLING EXPENSES

     Selling expenses remained constant at $786,564 in 1999 compared to $786,286 in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased to $1,513,072 or 15% of revenues in 1999 from $1,282,446 or 20% of revenue in fiscal 1998. The increase is primarily due to building the infrastructure of the Company to support the sales growth.

INTEREST EXPENSE

     Interest expense increased in fiscal 1999 to $242,912 in fiscal 1999 from $157,448 in fiscal 1998. The increase was due to the addition of equipment leases in 1999 and an increase in borrowing under the line of credit.

NET EARNINGS

     Net earnings decreased in fiscal 1999 to a loss of $584,217 as compared to earnings of $6,809 in 1998. While the Company experienced a loss of $584,217 in 1999, this is not completely reflective of the overall Company performance. Two non-recurring expenses accounted for the majority of the loss which includes an expense of $180,000 related to the settlement of litigation with BioUniversal to be paid over the next three years, and non-cash inventory adjustments totaling approximately $176,000.

EARNINGS PER SHARE

     Net loss per share in 1999 was ($0.034), while earnings per share in 1998 were $0.0004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital requirements primarily through borrowing, raising equity capital and operations. As of December 31, 1999 the Company had working capital of $369,397 as compared to working capital of $724,657 at December 31, 1998. The decrease is primarily due to the net loss in fiscal 1999. In May 1999, the Company's bank line credit was increased by $400,000 to $1,200,000. As of December 31, 1999, the Company had an available balance of $309,800 to borrow from the Company's bank line of credit which the Company believes to be adequate capital based on the presumption of a continuation of the bank line of credit.

     One of the Company's business strategies is to pursue acquisition of proprietary technologies that complement its existing products and expand its distribution channels compatible with its business philosophy and strategic goals. The Company regularly evaluates potential technologies and may hold discussions regarding such potential acquisitions of technologies. As a general rule, the Company will publicly announce such acquisitions of technologies only after a definitive agreement has been signed. Future acquisitions of technologies and development of new products, if any, could be financed by current cash on hand, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

YEAR 2000 IMPACT STATEMENT

     In 1999, the Company conducted a comprehensive review of its internal computer systems and its products to identify the systems that could be affected by the Y2K issue. While no potential material problems in its infrastructure and facilities were found, the Company, as a further precaution, updated its operational software to Windows 98 to ensure Y2K compliance. The incremental costs of this upgrade were not material.

     Based on responses the Company received to its questionnaires, the Company determined that current material vendors and suppliers were either compliant or would be Y2K complaint in a timely manner. To date, the Company has seen no evidence of the Y2K issue having any adverse consequence on its business.

                      OUTLOOK -- ISSUES AND UNCERTAINTIES

POTENTIAL SALES AND EARNING VOLATILITY

     The Company's sales and earnings continue to be subject to potential volatility based upon, among other things: (i) the adverse effect of distributors' or the Company's failure, and allegations of their failure, to comply with applicable regulations, which have in the past and could again in the future result in the removal of certain products from sale in certain countries, either temporarily or permanently; (ii) the negative impact of changes in or interpretations or regulations that may limit or restrict the sale of certain of the Company's products, the expansion of its operations into new markets and the introduction of its products into each such market; (iii) the acquisition, consolidation or sale of key customers (iv) the inability of the Company to introduce new products or the introduction of more products by the Company's competitors; (v) general conditions in the nutritional supplement industry; (vi) consumer perceptions of the Company's products and operations and
(vii) the general condition and viability of key customers' businesses which may be unrelated to any relationship between the Company and the key customer. In particular, because consumers ingest the Company's products, the Company is highly dependent upon consumers' perception of the safety and quality of its products. As a result, substantial negative publicity concerning one or more of the Company's products or other nutritional supplements similar to the Company's products could adversely affect the Company's results of operations or financial condition.

DEPENDENCE ON CUSTOMERS

     In 1999, the Company received approximately 57% of its total revenues from three customers: MET-Rx (40%), Rexall Showcase (10%) and Rexall Sundown (7%). Rexall Showcase is a wholly-owned subsidiary of Rexall Sundown and Rexall Sundown acquired MET-Rx during the fourth quarter of 1999. On March 6, 2000, MET-Rx executed an exclusive sublicense agreement with the Company for sports supplement products incorporating controlled delivery and molecular dispersion technology, excluding multilevel, effective April 1, 2000 for a one year term. This sublicense agreement is on an exclusive basis provided MET-Rx maintains certain minimum purchase amounts. The Company is unable to predict whether MET-Rx will meet these requirements and is unable to predict the impact of the consolidation of its three largest customers on its revenues or business in the future. The consolidation of these three customers under common ownership may reduce revenues to the Company and could have a material adverse effect on the results of operations or financial condition.

DEPENDENCE ON KEY PERSONNEL

     The Company believes that its success depends to a significant extent on the management and other skills of William St. John, its President and Chairman, Steven Moger, the Vice President of Operations and Patricia St. John, the Vice President of Administration, Secretary and Treasurer, as well as its ability to retain or attract other skilled personnel. The loss or unavailability of the services of Mr. or Mrs. St. John or Mr. Moger could have a material adverse effect on the Company.

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

REGULATORY RISKS

     In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations or interpretations, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, or expanded or different labeling, or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

DEPENDENCE ON LICENSEES

     The Company believes its ability to grow in its existing market is partially dependent on the success of the companies which sub-license the Company's technologies. The Company has no control over the business of licensees. Adverse events in their businesses could negatively affect the Company.

ITEM 7. FINANCIAL STATEMENTS

     See "Financial Statements and Notes to Financial Statements" set forth on pages F-1 through F-14 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no changes in or disagreements with accountants on accounting or financial disclosure, which fall within the scope of Item 304 of Regulation S-B.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company will file a definitive proxy statement ("Proxy Statement") relating to its 2000 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation" and "Director Compensation."

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this report:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Certificate of Incorporation and Amendment thereto(1)
     3.2      First Amended and Restated Bylaws(1)
     3.3      Amendment to Bylaws
    10.1      Central Soya Company Licensing Voting Agreement(1)
    10.2      Building Lease -- 8340 154th Avenue NE, Redmond, WA
              (Corporate headquarters/ manufacturing facility)(1)
    10.3      Building Lease -- 14810 NE 95th St., Redmond, WA(1)
    10.4      Building Lease -- 1420 Overlook Drive, Lafayette, CO
              (Tableting encapsulating, bottling plant)(1)
    10.5      Building Lease -- 1420 Overlook Drive, Lafayette, CO
              (Remainder of building for additional tableting,
              encapsulating, bottling and warehouse)(1)
    10.6      Building Lease -- 1400 Overlook Drive, Lafayette, CO
              (Warehouse)(1)
    10.7      Employment Agreement with William D. St. John(1)
    10.8      Stock Option Plan(1)
    10.9      Building Lease -- 1400 and 1420 Overlook Drive, Lafayette,
              CO (Tableting, encapsulation, bottling plant and warehouse)
              (Supersedes Exhibits 10.4, 10.5 and 10.6)(2)
    10.10     Employment Agreement with Lyndon Johnson (2)
    10.11     Rexall Showcase Agreement(2)
    10.12     Building Lease -- 9625 153rd Avenue NE, Redmond, WA
              (Manufacturing Facility)
    10.13     MET-Rx Agreement

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    23.1      Consent of Grant Thornton LLP, Independent Certified Public
              Accountants
    24.1      Power of Attorney of Herbert L. Lucas
    24.2      Power of Attorney of Arthur S. Pearson
    24.3      Power of Attorney of Carl W. Schafer
    24.4      Power of Attorney of Daniel B. Ward
    27.1      Financial Data Schedule for the Fiscal Year Ended December
              31, 1999

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

                                          NUTRACEUTIX, INC.

March 30, 2000                            By:    /s/ WILLIAM D. ST. JOHN
                                            ------------------------------------
                                                    William D. St. John
                                              President, Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


              By: /s/ WILLIAM D. ST. JOHN                  President, Chairman of the    March 30, 2000
  ----------------------------------------------------     Board (Principal Executive
                  William D. St. John                               Officer)

                By: /s/ STEVEN H. MOGER                   Vice President of Operations   March 30, 2000
  ----------------------------------------------------      (Principal Financial and
                    Steven H. Moger                            Accounting Officer)

               By: /s/ *HERBERT L. LUCAS                            Director             March 30, 2000
  ----------------------------------------------------
                    Herbert L. Lucas

               By: /s/ *ARTHUR S. PEARSON                           Director             March 30, 2000
  ----------------------------------------------------
                   Arthur S. Pearson

                By: /s/ *CARL W. SCHAFER                            Director             March 30, 2000
  ----------------------------------------------------
                    Carl W. Schafer

                By: /s/ *DANIEL B. WARD                             Director             March 30, 2000
  ----------------------------------------------------
                     Daniel B. Ward

              By: /s/ *WILLIAM D. ST. JOHN                                               March 30, 2000
  ----------------------------------------------------
                  William D. St. John,
                    Attorney-in-Fact

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   2
Financial Statements
  Balance Sheets............................................   3
  Statements of Operations..................................   4
  Statement of Stockholders' Equity.........................   5
  Statements of Cash Flows..................................   6
  Notes to Financial Statements.............................   7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Nutraceutix, Inc.

     We have audited the accompanying balance sheets of Nutraceutix, Inc. (a Delaware Corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nutraceutix, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Seattle, Washington
February 11, 2000 (except for note L,
as to which the date is February 29, 2000)

                               NUTRACEUTIX, INC.

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                 1999           1998
                                                              -----------    -----------
Current assets
  Cash......................................................  $   149,321    $    93,440
  Accounts receivable, less allowance for doubtful accounts
     of $0 and $57,407, respectively........................      936,627        737,916
  Inventories...............................................    1,746,474        824,293
  Prepaid expenses..........................................      112,021        201,188
                                                              -----------    -----------
          Total current assets..............................    2,944,443      1,856,837
Equipment and furniture -- net..............................    1,461,324      1,327,257
Other assets -- net.........................................      795,019        935,005
                                                              -----------    -----------
                                                              $ 5,200,786    $ 4,119,099
                                                              ===========    ===========
                                      LIABILITIES
Current liabilities
  Line of credit............................................  $   839,500    $   411,500
  Current maturities of long-term obligations...............      203,998        194,390
  Current maturities of capital lease obligations...........      217,394        135,794
  Accounts payable -- trade.................................      550,900        281,719
  Accounts payable -- MET-Rx................................      662,841             --
  Accrued liabilities.......................................       84,952         97,259
  Deferred revenue..........................................       15,461         11,518
                                                              -----------    -----------
          Total current liabilities.........................    2,575,046      1,132,180
Long-term obligations, less current maturities..............      533,730        465,892
Capital lease obligations, less current maturities..........      248,148        249,198
Commitments and contingencies...............................           --             --
Stockholders' equity
  Preferred stock authorized, 5,000,000 shares $.01 par
     value..................................................           --             --
  Common stock authorized, 30,000,000 shares $.001 par
     value..................................................       17,489         16,864
  Additional contributed capital............................   11,725,754     11,570,129
  Accumulated deficit.......................................   (9,899,381)    (9,315,164)
                                                              -----------    -----------
          Total stockholders' equity........................    1,843,862      2,271,829
                                                              -----------    -----------
                                                              $ 5,200,786    $ 4,119,099
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF OPERATIONS
                            YEAR ENDED DECEMBER 31,

                                                                 1999           1998
                                                              -----------    ----------
Net revenues................................................  $10,272,417    $6,329,606
Cost of revenues............................................    7,805,440     3,880,880
                                                              -----------    ----------
     Gross profit...........................................    2,466,977     2,448,726
Operating expenses
  Marketing and selling.....................................      786,564       786,286
  Research and development..................................      295,979       224,785
  General and administrative................................    1,513,072     1,282,446
                                                              -----------    ----------
                                                                2,595,615     2,293,517
                                                              -----------    ----------
     Operating profit (loss)................................     (128,638)      155,209
Other income (expense)
  Interest expense..........................................     (242,912)     (157,448)
  Settlement expense........................................     (180,000)           --
  Other.....................................................      (32,667)        9,048
                                                              -----------    ----------
                                                                 (455,579)     (148,400)
                                                              -----------    ----------
     Earnings (loss) before income taxes....................     (584,217)        6,809
Income taxes................................................           --            --
                                                              -----------    ----------
       Net earnings (loss)..................................  $  (584,217)   $    6,809
                                                              ===========    ==========
       Net earnings (loss) per share........................  $     (.034)   $   0.0004
                                                              ===========    ==========
       Net earnings (loss) per share assuming dilution......  $     (.034)   $   0.0004
                                                              ===========    ==========

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 COMMON STOCK       ADDITIONAL
                                             --------------------   CONTRIBUTED   ACCUMULATED
                                               SHARES     AMOUNT      CAPITAL       DEFICIT       TOTAL
                                             ----------   -------   -----------   -----------   ----------
Balance at January 1, 1998.................  15,500,981   $15,501   $10,624,992   $(9,321,973)  $1,318,520
Issuance of common stock through 504
  offering, net of expenses of $76,875.....   1,127,500     1,128       767,622            --      768,750
Exercise of stock options..................     101,000       102        25,149            --       25,251
Issuance of common stock for services at
  fair value...............................      46,831        47        33,090            --       33,137
Issuance of common stock to prepay
  royalties................................      35,500        36        29,964            --       30,000
Granted stock options for services at fair
  value....................................          --        --        50,000            --       50,000
Issuance of common stock to board of
  directors for compensation...............      50,000        50        39,312            --       39,362
Net earnings for the year..................          --        --            --         6,809        6,809
                                             ----------   -------   -----------   -----------   ----------
Balance at December 31, 1998...............  16,861,812    16,864    11,570,129    (9,315,164)   2,271,829
Issuance of common stock through
  subscription agreement...................     625,000       625       155,625            --      156,250
Net loss for the year......................          --        --            --      (584,217)    (584,217)
                                             ----------   -------   -----------   -----------   ----------
Balance at December 31, 1999...............  17,486,812   $17,489   $11,725,754   $(9,899,381)  $1,843,862
                                             ==========   =======   ===========   ===========   ==========

         The accompanying notes are an integral part of this statement.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF CASH FLOWS
                            YEAR ENDED DECEMBER 31,

                                                                1999          1998
                                                              ---------    ----------
Increase (Decrease) in Cash
Cash flows from operating activities:
  Net earnings (loss).......................................  $(584,217)   $    6,809
  Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities
     Depreciation and amortization..........................    379,045       328,154
     Issuance of common stock for finance charges and
      consulting services...................................         --       122,499
     Write-off of start-up costs............................     50,266            --
     Legal settlement entered into under long-term
      obligation............................................    180,000            --
     Changes in assets and liabilities
       Accounts receivable..................................   (198,711)     (193,744)
       Inventories..........................................   (922,181)     (180,442)
       Prepaid expenses.....................................     89,167       (42,679)
       Accounts payable.....................................    932,022      (125,671)
       Accrued liabilities and deferred revenue.............     (8,364)     (156,428)
                                                              ---------    ----------
          Net cash used in operating activities.............    (82,973)     (241,502)
                                                              ---------    ----------
Cash flows from investing activities:
  Purchase of equipment.....................................   (155,785)     (771,226)
  Patent expenditures.......................................    (54,083)      (52,107)
                                                              ---------    ----------
          Net cash used in investing activities.............   (209,868)     (823,333)
                                                              ---------    ----------
Cash flows from financing activities:
  Payments on long-term and capital lease obligations.......   (397,067)     (292,107)
  Proceeds from long-term obligations.......................    161,539       599,903
  Net borrowings (payments) on line of credit...............    428,000       (76,500)
  Net proceeds from issuance of common stock................    156,250       794,001
                                                              ---------    ----------
          Net cash provided by financing activities.........    348,722     1,025,297
                                                              ---------    ----------
Net increase (decrease) in cash.............................     55,881       (39,538)
Cash at beginning of year...................................     93,440       132,978
                                                              ---------    ----------
Cash at end of year.........................................  $ 149,321    $   93,440
                                                              =========    ==========
Cash paid during the year for:
  Interest..................................................  $ 242,912    $  157,448
                                                              =========    ==========
Noncash investing and financing activities:
  Purchase of equipment under capital lease obligations.....  $ 213,524    $  223,079
  Issuance of common stock to prepay royalties..............  $      --    $   30,000

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

  1. Accounts Receivable

     In 1999, the Company considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was required.

 2. Inventories

     Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

 3. Equipment and Furniture

     Equipment and furniture are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the service lives of the assets as the leases substantially transfer ownership and have bargain purchase options. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes. The estimated useful lives in determining depreciation and amortization are as follows:

Furniture and fixtures......................................   3-5 years
Machinery and equipment.....................................  3-10 years
Leasehold improvements......................................     3 years
Machinery and equipment under capital leases................  3-10 years

  4. Other Assets

     Other assets include capitalized technical and product rights, patents and trademarks and start-up costs. Technical and product rights and patents and trademarks are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. The Company evaluates its technical and product rights and patents and trademarks annually to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

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

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1999 AND 1998

 7. Reclassifications

     Certain reclassifications have been made to the 1998 presentation to conform to the 1999 presentation.

 8. Recently Issued Accounting Standards

     In July 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the costs of Start-Up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for the Company's financial statements for the year ending December 31, 1999. The Company implemented SOP 98-5 for the year ending December 31, 1999 by writing off the remaining balance of start-up costs totaling $50,266 in the first quarter of 1999.

NOTE B -- INVENTORIES

     Inventories consist of the following at December 31:

                                                          1999         1998
                                                       ----------    --------
Raw materials........................................  $1,122,128    $387,625
Work in progress.....................................     589,720     374,584
Finished goods.......................................      34,626      62,084
                                                       ----------    --------
                                                       $1,746,474    $824,293
                                                       ==========    ========

NOTE C -- EQUIPMENT AND FURNITURE

     Equipment and furniture consist of the following at December 31:

                                                         1999          1998
                                                      ----------    ----------
Furniture and fixtures..............................  $   74,192    $   74,192
Machinery and equipment.............................   1,613,449     1,483,893
Leasehold improvements..............................      35,267        29,177
Machinery and equipment under capital leases........     967,109       733,448
                                                      ----------    ----------
                                                       2,690,017     2,320,710
Less accumulated depreciation and amortization......     933,864       801,931
Less accumulated amortization of machinery and
  equipment under capital leases....................     294,829       191,522
                                                      ----------    ----------
                                                      $1,461,324    $1,327,257
                                                      ==========    ==========

NOTE D -- OTHER ASSETS

     Other assets consist of the following at December 31:

                                                         1999          1998
                                                      ----------    ----------
Technical and product rights........................  $2,237,444    $2,237,444
Patents and trademarks..............................     366,906       312,825
Start-up costs......................................          --       124,739
                                                      ----------    ----------
                                                       2,604,350     2,675,008
Less accumulated amortization.......................   1,809,331     1,740,003
                                                      ----------    ----------
                                                      $  795,019    $  935,005
                                                      ==========    ==========

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1999 AND 1998

NOTE E -- LINE OF CREDIT

     The Company has a line of credit with a bank collateralized by accounts receivable, inventory and equipment which expires April 30, 2000. Under the terms of the line of credit, the Company can borrow up to $1,200,000 at prime plus 1% (9.5% at December 31, 1999). The Company complied with all covenants at December 31, 1999.

NOTE F -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31:

                                                                1999        1998
                                                              --------    --------
Notes payable for equipment; with monthly installments
  totaling $13,801, including 16.4% interest; collateralized
  by production equipment; due in 2003......................  $445,733    $532,563
Note payable to a third party for payment of legal
  settlement; payable in 36 monthly installments of $5,000
  beginning April 3, 2000; no stated interest rate (note
  L)........................................................   180,000          --
Note payable to a third party; with monthly installments of
  $1,643, including interest at 12.7%; collateralized by
  equipment; due in 2004....................................    67,328          --
Notes payable to a third party; with monthly installments of
  $6,643, including interest at 12.3%; collateralized by
  equipment; due in 2000....................................    25,985      96,297
Notes payable to third parties; no stated interest rate;
  uncollateralized; due on demand...........................    10,000      10,000
Other notes payable.........................................     8,682      21,422
                                                              --------    --------
                                                               737,728     660,282
Less current maturities.....................................   203,998     194,390
                                                              --------    --------
                                                              $533,730    $465,892
                                                              ========    ========

     Aggregate maturities of long-term obligations are as follows:

                 YEAR ENDING DECEMBER 31,
                 ------------------------
     2000.................................................  $203,998
     2001.................................................   190,746
     2002.................................................   212,727
     2003.................................................   122,792
     2004.................................................     7,465
                                                            --------
                                                            $737,728
                                                            ========

NOTE G -- LEASE OBLIGATIONS

     The Company conducts a substantial portion of its operations utilizing leased manufacturing and office facilities, expiring in 2004. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. The Company also leases machinery and equipment under capital leases expiring in 2004.

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1999 AND 1998

     The following is a schedule by years of future minimum lease payments together with the present value of the minimum payments under operating and capital leases as of December 31, 1999:

                                                              CAPITAL    OPERATING
                  YEAR ENDING DECEMBER 31,                     LEASES      LEASES
                  ------------------------                    --------   ----------
     2000...................................................  $217,394   $  531,300
     2001...................................................   173,965      439,100
     2002...................................................   109,800      330,600
     2003...................................................    73,309      309,600
     2004...................................................    32,607       89,600
                                                              --------   ----------
  Future minimum lease payments.............................   607,075   $1,700,200
                                                                         ==========
  Less amount representing interest.........................   141,533
                                                              --------
  Present value of minimum lease payments...................  $465,542
                                                              ========
  Current maturities........................................  $217,394
  Long-term maturities......................................   248,148
                                                              --------
                                                              $465,542
                                                              ========

     In January 2000, the Company entered into an operating lease agreement for a new facility in Redmond, Washington. The future minimum lease payments of such lease are included in the above schedule.

     Rent expense for leased facilities and equipment was $502,781 and $432,876 for the years ended December 31, 1999 and 1998, respectively.

NOTE H -- INCOME TAXES

     The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision reconciled to the tax computed at the statutory federal rate was as follows at December 31:

                                                       1999           1998
                                                    -----------    -----------
Tax expense (benefit) at statutory rate...........  $  (198,600)   $     2,300
Permanent differences.............................        5,700          6,400
Tax credits.......................................       26,800             --
Change in valuation allowance.....................      166,100         (8,700)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1999 AND 1998

     Deferred tax assets and liabilities consist of the following at December
31:

                                                       1999           1998
                                                    -----------    -----------
Current
  Book expenses deductible for tax purposes in
     future periods...............................  $    18,661    $    33,342
  Less valuation allowance........................      (18,661)       (33,342)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========
Long-term
  Net operating loss carry forwards...............  $ 2,684,645    $ 2,451,836
  Depreciation and amortization...................     (273,208)      (249,403)
  Other tax credits...............................      134,265        162,509
  Less valuation allowance........................   (2,545,702)    (2,364,942)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

     The Company has established a valuation allowance of $2,564,363 and $2,398,284 as of December 31, 1999 and 1998, respectively, due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets. The valuation allowance was increased by approximately $166,100 during the year ended December 31, 1999. If ownership changes should occur, there may be certain limitations on the use of these carryforwards, as defined by Internal Revenue Code Section 382.

     At December 31, 1999, an operating loss carryforward of approximately $7,885,000 expiring through 2018 is available to offset future taxable income. Investment tax credits and research and experimentation tax credits of $43,443 and $90,822 respectively, expiring in 2000 through 2003, are also available.

NOTE I -- MET-RX LICENSE AGREEMENTS

     The Company has entered into exclusive license agreements with MET-Rx, USA, Inc. ("MET-Rx") to sell products containing Controlled Delivery Technology ("CDT") and to sell products containing Molecular Dispersion Technology ("MDT") in the North American sports nutrition market through all trade channels except multilevel through March 31, 2000. If MET-Rx does not meet the purchase volume requirements, the licenses will continue on a non-exclusive basis. Both of these agreements have been extended through March 31, 2001. The agreement also states that MET-Rx will pay the Company a development fee of $6,000 for each MDT product developed by the Company.

     In conjunction with the above agreements, the Company purchases raw materials from MET-Rx to fulfill some of the orders for CDT and MDT products. For the year ended December 31, 1999, purchases from MET-Rx totaled approximately $2,580,300. The Company also had accounts payable totaling approximately $663,000 and accounts receivable totaling approximately $90,600 from MET-Rx.

NOTE J -- TECHNICAL RIGHTS AND ROYALTY AGREEMENTS

     In December 1998, the Company entered into an agreement with Temple University (Temple) to obtain an exclusive worldwide license of a licensed product, with the right to sublicense. Under the agreement, the Company is required to make royalty payments to Temple. During 1999, royalty payments totaled $9,629.

     Under a technical and product rights agreement, from a limited partnership which has now been dissolved, the Company has full and exclusive rights, title and interest to use and market products developed from the Feed Additives agreement. Under the Feed Additives agreement, the Company is required to make royalty payments to the former partners of the Feed partnership on sales of Feed Additives until December 31,

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1999 AND 1998

2010. During 1999 and 1998, royalty payments for Feed Additives amounted to $39,834 and $46,464, respectively.

     The Company has exclusive rights to use D-glucarate salts (Patented Materials) with BioChemix. In August 1998, the Company and BioChemix entered into agreements for the exclusive licensing of glucarate for colon and liver applications, which required the Company to pay royalty payments on sales of certain licensed products. Sublicense and development agreements do not expire as long as the Company continues to sell the Patented Materials. As of September 28, 1998, BioChemix and Nutraceutix mutually agreed to terminate the requirement that Nutraceutix pay BioChemix royalties on Glucarate sales. Royalty expense was $48,530 for the year ended December 31, 1998.

NOTE K -- RETIREMENT PLAN

     The Company has a defined contribution 401(k) retirement plan (the Plan) which covers all employees. The Company will match 25% of employee contributions, up to 4% of employee contributions. The Company contributed $7,625 and $7,169 to the Plan for 1999 and 1998, respectively.

NOTE L -- CONTINGENCIES

     The Company entered into a ten-year, renewable marketing and distribution agreement with Bio Universal, Inc. during 1993, for the purpose of marketing and distributing the Company's COBACTIN products and BIOPOWER. In November 1995, the Company ended the relationship with Bio Universal and began to sell these products directly to third party customers. Bio Universal filed suit against the Company for unspecified damages related to the termination of this agreement. As of February 29, 2000, the Company reached a settlement with Bio Universal, whereby the Company agreed to pay Bio Universal the amount of $180,000, in 36 monthly installments of $5,000 with no stated interest.

NOTE M -- STOCK OPTIONS

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

     The Company has adopted the disclosure only provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net earnings (loss) would change to the pro forma amounts indicated below:

                                                            1999        1998
                                                          ---------   --------
Net earnings (loss)
  As reported...........................................  $(584,217)  $  6,809
  Pro forma.............................................  $(650,670)  $(56,947)
Net earnings (loss) per share
  As reported...........................................  $  (0.034)  $ 0.0004
  Pro forma.............................................  $  (0.038)  $ (0.004)

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1999 AND 1998

     The fair value of option grants is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

                                                           1999         1998
                                                         ---------    ---------
Expected volatility....................................         69%          50%
Expected dividend yield................................         --           --
Risk-free interest rate................................        6.5%         5.0%
Expected life..........................................  7.0 years    7.0 years

     A summary of the Company's stock option plan's activity is as follows:

                                                    1999                             1998
                                        -----------------------------    -----------------------------
                                                     WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                         SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                        ---------    ----------------    ---------    ----------------
Outstanding at beginning of year......  2,314,098         $0.75          1,697,200         $0.67
Granted...............................    270,652          0.53            633,898          0.97
Exercised.............................         --            --             (1,000)         0.25
Forfeited.............................   (148,698)         0.96            (16,000)         0.81
                                        ---------         -----          ---------         -----
Outstanding at end of year............  2,436,052         $0.71          2,314,098         $0.75
                                        =========         =====          =========         =====
Options exercisable at end of year....  1,846,812         $0.72          1,386,413         $0.80
                                        =========         =====          =========         =====
Weighted-average fair value of options
  granted during the year.............                    $0.19                            $0.54
                                                          =====                            =====

     The following is a summary of stock options outstanding at December 31, 1999:

                                                          OPTIONS OUTSTANDING
                                         ------------------------------------------------------
                                                        WEIGHTED-AVERAGE
                                           NUMBER          REMAINING         NUMBER OF OPTIONS
            EXERCISE PRICE               OUTSTANDING    CONTRACTUAL LIFE        EXERCISABLE
            --------------               -----------    ----------------    -------------------
$0.25 - $0.78..........................     990,552        6.85 years              650,445
$0.80 - $1.25..........................   1,445,500        5.68 years            1,196,367

     The Company has issued stock options to consultants outside of the 1995 Stock Option Plan. Shares totaling 66,666 and 133,332 were outstanding and exercisable at December 31, 1999 and 1998, respectively. The weighted average exercise price of the shares was $0.50 as of December 31, 1999 and 1998, and the average remaining contractual life was .25 and .75 years, respectively. The events effecting these options in 1999 and 1998 are as follows: in 1999, 66,666 shares were forfeited at an exercise price of $.50 and in 1998, 100,000 shares were exercised at an exercise price of $.25.

NOTE N -- EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is based on the weighted average number of shares outstanding during each period and income (loss) available to common shareholders. Earnings per share assuming dilution is based on the assumption that outstanding stock options were exercised.

     The table below presents the information used to compute loss per common share for the year ended December 31, 1999:

                                                  NET LOSS         SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Earnings per shares
  Income available to common stockholders......   $(584,217)     17,335,702       $(0.034)

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 1999 AND 1998

     The computation for loss per share assuming dilution for the year ended December 31, 1999 was anti-dilutive; and therefore, is not included.

     The table below presents the information used to compute earnings per common share, with and without dilution for the year ended December 31, 1998:

                                                 NET EARNINGS       SHARES        PER SHARE
                                                 (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                 ------------    -------------    ---------
Earnings per share
  Income available to common stockholders......     $6,809        16,188,672       $0.0004
Effect of dilutive securities
  Stock options................................         --           644,255            --
                                                    ------        ----------       -------
Earnings per common share assuming dilution
  Earnings available to common stockholders and
     effect of assumed conversions.............     $6,809        16,832,927       $0.0004
                                                    ======        ==========       =======

NOTE O -- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     In 1999, the Company had sales to two customers which accounted for approximately 40% and 10% of net revenues. In 1998, sales to two customers accounted for approximately 14% and 12% of net revenues.

NOTE P -- FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1999, the Company incurred adjustments to inventory and cost of sales related to the disposal of inventory and allocation of overhead to inventory and cost of sales. The adjustments resulted in a net decrease to inventory and earnings of approximately $176,000 and an increase to cost of sales and a decrease to general and administrative costs of approximately $336,000.