Form 10QSB
period 2000-03-31
NUTRACEUTIX INC
filed 2000-05-10
CIK 934936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of May 9, 2000:
17,489,812

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                NUTRACEUTIX, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements                                                 1

            Balance Sheets at March 31, 2000 (unaudited) and
            December 31, 1999                                                    1

            Statements of Operations for the three month period ended
            March 31, 2000 and March 31, 1999 (unaudited)                        2

            Statements of Cash Flows for the three month period ended March
            31, 2000 and March 31, 1999 (unaudited)                              3

            Notes to Financial Statements                                        4

Item 2.     Management's Discussion and Analysis of Financial Condition
            or Plan of Operation                                                 4

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                     8

            Signatures                                                           9

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Nutraceutix, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                               March 31,
                                                 2000            December 31,
                                              (unaudited)            1999
                                             ------------       ------------
CURRENT ASSETS
   Cash                                      $    100,182       $    149,321
   Accounts receivable - net                    1,030,955            936,627
   Inventories                                  1,766,532          1,746,474
   Prepaid expenses                               136,094            112,021
                                             ------------       ------------
      Total current assets                      3,033.763          2,944,443

EQUIPMENT AND FURNITURE - net                   1,702,529          1,461,324

OTHER ASSETS - net                                779,918            795,019
                                             ------------       ------------
                                             $  5,516,210       $  5,200,786
                                             ============       ============

                                  LIABILITIES

CURRENT LIABILITIES
   Line of credit                            $    864,500       $    839,500
   Current maturities of long-term
      obligations                                 182,675            203,998
   Current maturities of capital lease
      obligations                                 197,379            217,394
   Accounts payable - trade                       589,088            550,900
   Accounts payable - MET-Rx                      651,540            662,841
   Advances from landlord for leasehold
      improvements                                132,710                 --
   Accrued liabilities                             90,145             84,952
   Deferred revenue                                12,033             15,461
                                             ------------       ------------
      Total current liabilities                 2,720,070          2,575,046

LONG-TERM OBLIGATIONS, less current
   maturities                                     493,380            533,730

CAPITAL LEASE OBLIGATIONS, less current
   maturities                                     498,606            248,148

COMMITMENTS AND CONTINGENCIES                          --                 --

STOCKHOLDERS' EQUITY
   Preferred stock authorized,
      5,000,000 shares $.01 par value        $         --       $         --
   Common stock authorized,
      30,000,000 shares $.001 par value            17,489             17,489
   Additional contributed capital              11,725,754         11,725,754
   Accumulated deficit                         (9,939,089)        (9,899,381)
                                             ------------       ------------
      Total stockholders' equity                1,804,154          1,843,862
                                             ------------       ------------
                                             $  5,516,210       $  5,200,786
                                             ============       ============

The accompanying notes are an integral part of these statements.

                                Nutraceutix, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three months ended
                                                          March 31
                                                -----------       -----------
                                                    2000              1999
                                                -----------       -----------
Net revenues                                    $ 2,068,607       $ 1,589,933
Cost of revenues                                  1,530,530         1,197,816

      Gross profit                                  538,077           392,117

Operating expenses
      Marketing and selling                         146,368           207,167
      Research and development                       80,136            87,550
      General and administrative                    344,478           318,236
                                                -----------       -----------
                                                    570,982           612,953
                                                -----------       -----------
      Operating loss                                (32,905)         (220,836)

Other income (expense)
      Interest expense                              (65,228)          (50,670)
      Other                                          58,425           (51,153)
                                                -----------       -----------
                                                     (6,803)         (101,823)
                                                -----------       -----------

      NET LOSS                                  $   (39,708)      $  (322,659)
                                                ===========       ===========

      Net loss per share                        $    (0.002)      $    (0.019)
                                                -----------       -----------

      Net loss per share assuming dilution      $    (0.002)      $    (0.019)
                                                ===========       ===========

The accompanying notes are an integral part of these statements.

                                Nutraceutix, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Three months ended
                                                            March 31,
                                                    -------------------------
Increase (Decrease) in Cash                            2000            1999
                                                    ---------       ---------
Cash flows from operating activities:
   Net loss                                         $ (39,708)      $(322,659)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities
         Depreciation and amortization                102,396          93,258
         Write-off of start-up costs                       --          50,266
         Changes in assets and liabilities
            Accounts receivable                       (94,328)        (45,829)
            Inventories                               (20,058)       (482,694)
            Prepaid expenses                          (24,073)         20,907
            Accounts payable                           26,887         502,483
            Advances from landlord for
               leasehold Improvements                 132,710              --
            Accrued liabilities and
               deferred revenue                         1,765          72,869
                                                    ---------       ---------
         Net cash provided by (used in)
            operating activities                       85,591        (111,399)
                                                    ---------       ---------

Cash flows from investing activities:
   Purchase of equipment                               (9,355)        (69,552)
   Patent expenditures                                (20,803)         (3,554)
                                                    ---------       ---------
         Net cash used in investing activities        (30,158)        (73,106)
                                                    ---------       ---------

Cash flows from financing activities:
   Payments on long-term obligations and
      capital lease obligations                      (129,572)        (85,073)
   Proceeds from long-term obligations                     --          31,760
   Net borrowings on line of credit                    25,000         276,000
   Net proceeds from issuance of common stock              --          15,625
                                                    ---------       ---------
         Net cash (used in) provided by
            financing activities                     (104,572)        238,312
                                                    ---------       ---------
Net (decrease) increase in cash                       (49,139)         53,807
                                                    ---------       ---------
Cash at beginning of period                           149,321          93,440
                                                    ---------       ---------
Cash at end of period                               $ 100,182       $ 147,247
                                                    ---------       ---------

Supplemental cash flow information:
   Cash paid during the year for interest           $  65,332       $  51,406
                                                    ---------       ---------

Noncash investing and financing activities:
   Purchase of equipment under capital
      lease obligations                             $ 298,342       $      --
                                                    ---------       ---------
   Issuance of common stock for subscription
      receivable                                    $      --       $ 156,250
                                                    =========       =========

The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. FINANCIAL STATEMENTS

      The unaudited financial statements of Nutraceutix, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, for its fiscal year ended December 31, 1999.

NOTE 2. INVENTORIES

      Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

                                 March 21, 2000
                                   (unaudited)     December 31, 1999
                                 --------------    -----------------
      Raw materials                 $1,159,339        $1,122,128
      Work in progress                 538,155           589,720
      Finished goods                    69,038            34,626
                                    ----------        ----------
                                    $1,766,532        $1,746,474
                                    ==========        ==========

NOTE 3: NET EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic earnings (loss) per share were 17,489,812 and 16,913,423 for the three months ended March 31, 2000 and 1999, respectively. Common stock equivalent shares were not included in the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company's 1999 annual report on Form 10-KSB.

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

A more detailed discussion of these factors is presented in the Company's 1999 annual report on Form 10-KSB under the heading "Outlook - Issues and Uncertainties."

RESULTS OF OPERATIONS

      NET REVENUES

      Net revenues increased 30% or $478,674 to $2,068,607 for the three months ended March 31, 2000 from net revenues of $1,589,933 for the three months ended March 31, 1999. The increase resulted from increased sales of proprietary technology and fermentation products. Although net revenues increased in the first quarter of 2000, this increase was offset by a decrease of 76% in revenues of private label manufacturing of health supplements and a 48% decrease in sales of COBACTIN microbial feed additives. An analysis of the profit centers is outlined below.

      In 1999, the Company received approximately 57% of its total revenue from three customers which customers have consolidated under common ownership. The effect of this consolidation is uncertain as to the order patterns of these customers and the revenues to be derived from such customers.

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

      2. Private Label Manufacturing of Health Supplements -- The Company manufactures health supplements for private label customers at its manufacturing facility in Lafayette, Colorado. Revenues are realized from bottling, labeling and manufacture of tablets, capsules, herbal pre-blends and health supplement pre-blends for inclusion into food products and bulk packaged products.

      3. Fermentation -- The Company manufactures and realizes revenues from the sale of viable (live) freeze dried bacteria for companies on a private label and OEM basis at its fermentation plant located in Redmond, Washington.

      4. COBACTIN microbial feed additive -- COBACTIN for feedlot cattle, dairy cows and poultry is a viable (live) Lactobacillus acidophilus that provides a stable blend of lactic acid bacteria on a daily basis. Revenues are realized from the sale of COBACTIN brand proprietary products and royalties resulting from the microbial feed additive alliance with Biotal, Inc.

      PROPRIETARY TECHNOLOGY

      Revenues from proprietary technology increased 276% or $985,183 to $1,342,419 for the three months ended March 31, 2000 from revenues of $357,236 for the three months ended March 31, 1999. The increase is attributed to the sales of controlled delivery and molecular dispersion products totaling $491,379 during the three months ended March 31, 2000 compared to no sales of controlled delivery or molecular dispersion products for the three months ended March 31, 1999 and the sales of LIVEBAC caplets that increased $344,845 to $429,868 for the three months ended March 31, 2000 compared to $85,023 for the three months ended March 31, 1999.

      PRIVATE LABEL MANUFACTURING OF HEALTH SUPPLEMENTS

      Sales of private label manufacturing of health supplements decreased 76% or $502,627 to $156,775 for the three months ended March 31, 2000 compared to $659,402 for the three months ended March 31, 1999. The decrease was primarily due to the sales of non-proprietary products to MET-Rx USA totaling $412,354 for the three months ended March 31, 1999, of which $296,792 were powder fill products produced as an interim service for MET-Rx USA until their controlled delivery products were introduced to the body building market for sale in April, 1999. The Company does not expect to continue the powder fill business in 2000.

      FERMENTATION

      Sales of fermentation products increased 56% or $145,116 to $405,465 for the three months ended March 31, 2000 compared to $260,349 for the three months ended March 31, 1999. The private label bacteria increase in sales is due to the addition of new customers, increased sales to existing customers and the alliance with Biotal, Inc. for the manufacture of their MICRO-CELL feed additive product. The Company believes the agreement with Biotal, Inc. will allow it to realize an increase in fermentation sales through the sales of MICRO-CELL products and a corresponding decrease in COBACTIN feed additive sales. The Company also realized a decrease in marketing and sales costs for COBACTIN products.

      COBACTIN

      The Company's sales of COBACTIN microbial feed additives decreased 48% or $148,998 to $163,948 for the three months ended March 31, 2000 compared to $312,946 for the three months ended March 31, 1999. This decrease resulted from the September 1, 1999 agreement with Biotal, Inc. which reduced the sales price of COBACTIN feed additive, and correspondingly decreased sales and marketing expenses, and increased fermentation sales through the manufacture of MICRO-CELL feed additive product for Biotal, Inc.

      GROSS PROFIT

      Gross Profit increased 37% or $145,960 to $538,077 for the three months ended March 31, 2000 compared to $392,117 for three months ended March 31, 1999. This increase was primarily a result of increased sales of bulk fermentation products, bulk calcium D-glucarate and LIVEBAC caplets.

      MARKETING AND SELLING EXPENSES

      Selling and marketing expenses decreased 29% or $60,799 to $146,368 for the three months ended March 31, 2000 from $207,167 for the three months ended March 31, 1999. The decrease primarily resulted from the September 1, 1999 agreement with Biotal, Inc. which reduced sales and marketing expenses, decreased the sales price of COBACTIN feed additive and increased fermentation sales through the manufacture of Biotal's MICRO-CELL feed additive product for Biotal, Inc.

      RESEARCH AND DEVELOPMENT EXPENSES

      Research and Development expenses decreased 8% or $7,414 to $80,136 for the three months ended March 31, 2000 from $87,550 for the three months ended March 31, 1999.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased 8% or $26,242 to $344,478 for the three months ended March 31, 2000 compared to $318,236 for the three months ended March 31, 1999. The increase is primarily due to building the infrastructure of the Company to support the sales growth.

      INTEREST EXPENSE

      Interest expense increased 29% or $14,558 to $65,228 for the three months ended March 31, 2000 compared to $50,670 for the three months ended March 31, 1999. The increase was due to the addition of equipment leases in both 1999 and the first quarter 2000. Interest expense also increased in the first quarter 2000 from the first quarter 1999 due to the increase of the available amount under the Company's line of credit.

      OTHER INCOME

      Other income was $58,425 for the three months ended March 31, 2000 due to the recognition of income from non-operating events and the write-off of certain liabilities.

      NET EARNINGS

      The net loss for the three months ended March 31, 2000 was $39,708 compared to a net loss of $322,659 for the three months ended March 31, 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company finances its operations and capital requirements primarily through borrowing and operations. As of March 31, 2000 the Company had working capital of $313,693 as compared to working capital of $369,397 at December 31, 1999. The decrease in working capital at March 31, 2000 was primarily due to the net loss for the three months ended March 31, 2000.

      The Company's conventional bank line of credit for $1,200,000 was renewed on May 1, 2000 for the term of twelve months subject to compliance with certain financial covenants. As of March 31, 2000, the Company had drawn $864,500 from its line of credit leaving an available balance of $335,500 for borrowing. The bank line of credit continues to be collateralized by accounts receivable, inventory and equipment. The Company anticipates that its working capital needs for the remainder of the year will be met from operations and available borrowing capacity.

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a)   EXHIBIT NO.                 DESCRIPTION
            -----------                 -----------
               11.1       Computation of Earnings (Loss) Per Share

               27         Financial Data Schedule for the Quarter Ended
                          March 31, 2000

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NUTRACEUTIX, INC.


Date:   May 10, 2000.                     By:  /s/  William D. St. John
                                             ----------------------------------
                                               WILLIAM D. ST. JOHN
                                               Chief Executive Officer,
                                               President, Chairman of the Board
                                               (Principal Executive Officer)

Date:   May 10, 2000.                     By:  /s/  Steven H. Moger
                                             ----------------------------------
                                               STEVEN H. MOGER
                                               Vice President, Operations
                                               (Principal Financial Officer)