Form 10-Q
period 2000-06-30
NUTRACEUTIX INC
filed 2000-08-11
CIK 934936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of August 1, 2000:
17,649,777

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                NUTRACEUTIX, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I:         FINANCIAL INFORMATION

Item 1.         Financial Statements                                                 1

                Balance Sheets at June 30, 2000 (unaudited) and
                December 31, 1999                                                    1

                Statements of Operations for the three and six month periods
                ended June 30, 2000 and June 30, 1999 (unaudited)                    2

                Statements of Cash Flows for the six month period ended
                June 30, 2000 and June 30, 1999 (unaudited)                          3

                Notes to Financial Statements                                        4

Item 2.         Management's Discussion and Analysis of Financial Condition
                or Plan of Operation                                                 5

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                  9

Item 6.         Exhibits and Reports on Form 8-K                                     10

                Signatures                                                           11

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                Nutraceutix, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                         June 30, 2000       December 31,
                                                           (unaudited)            1999
                                                         -------------       ------------
CURRENT ASSETS
   Cash                                                   $    126,440       $    149,321
   Accounts receivable - net                                 1,053,541            936,627
   Inventories                                               1,582,035          1,746,474
   Prepaid expenses                                            202,881            112,021
                                                          ------------       ------------
      Total current assets                                   2,964,897          2,944,443

EQUIPMENT AND FURNITURE - net                                1,776,348          1,461,324

OTHER ASSETS - net                                             759,687            795,019
                                                          ------------       ------------
                                                          $  5,500,932       $  5,200,786
                                                          ============       ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                         $    999,500       $    839,500
   Current maturities of long-term obligations                 271,390            203,998
   Current maturities of capital lease obligations             217,938            217,394
   Accounts payable - trade                                    694,111            550,900
   Accounts payable - MET-Rx                                   606,768            662,841
   Accrued liabilities                                          88,753             84,952
   Deferred revenue                                              2,500             15,461
                                                          ------------       ------------

      Total current liabilities                              2,880,960          2,575,046

LONG-TERM OBLIGATIONS, less current maturities                 561,255            533,730

CAPITAL LEASE OBLIGATIONS, less current maturities             550,495            248,148

COMMITMENTS AND CONTINGENCIES                                       --                 --

STOCKHOLDERS' EQUITY
   Preferred stock authorized, 5,000,000 shares
      $.01 par value                                      $         --       $         --
   Common stock authorized, 30,000,000 shares
      $.001 par value                                           17,520             17,489
   Additional contributed capital                           11,733,224         11,725,754
   Accumulated deficit                                     (10,242,522)        (9,899,381)
                                                          ------------       ------------

      Total stockholders' equity                             1,508,222          1,843,862
                                                          ------------       ------------

                                                          $  5,500,932       $  5,200,786
                                                          ============       ============

        The accompanying notes are an integral part of these statements.

                                Nutraceutix, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three months ended                     Six months ended
                                                    June 30,                              June 30,
                                         ------------------------------        ------------------------------
                                             2000               1999               2000               1999
                                         -----------        -----------        -----------        -----------
Net revenues                             $ 1,934,864        $ 2,732,508        $ 4,003,471        $ 4,322,441
Cost of revenues                           1,473,855          2,017,510          3,004,385          3,161,212
                                         -----------        -----------        -----------        -----------

     Gross profit                            461,009            714,998            999,086          1,161,229

Operating Expenses
   Selling and marketing                     126,530            217,434            272,898            422,242
   Research and development                   69,459             82,024            149,595            167,892
   General and administrative                490,772            331,559            835,250            707,950
                                         -----------        -----------        -----------        -----------
                                             686,761            631,017          1,257,743          1,298,084
                                         -----------        -----------        -----------        -----------

     Operating profit (loss)                (225,752)            83,981           (258,657)          (136,855)


Other income (expense)
   Interest expense                          (80,832)           (54,945)          (146,060)          (105,615)
   Other                                       3,151             15,132             61,576            (36,021)
                                         -----------        -----------        -----------        -----------
                                             (77,681)           (39,813)           (84,484)          (141,636)
                                         -----------        -----------        -----------        -----------

     NET EARNINGS (LOSS)                 $  (303,433)       $    44,168        $  (343,141)       $  (278,491)
                                         ===========        ===========        ===========        ===========

     Net earnings (loss) per share       $    (0.017)       $     0.003        $    (0.020)       $    (0.016)
                                         ===========        ===========        ===========        ===========

     Net earnings (loss) per share
       assuming dilution                 $    (0.017)       $     0.002        $    (0.020)       $    (0.016)
                                         ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these statements.

                                Nutraceutix, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 Six months ended
                                                                      June 30
                                                             --------------------------
Increase (Decrease) in Cash                                     2000            1999
                                                             ---------      -----------
Cash flows from operating activities:
   Net loss                                                  $(343,141)     $  (278,491)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities
         Depreciation and amortization                         204,665          184,072
         Write-off of start-up costs                                --           50,266
         Changes in assets and liabilities
            Accounts receivable                               (116,914)        (340,256)
            Inventories                                        164,439       (1,312,810)
            Prepaid expenses                                   (90,860)           9,754
            Accounts payable                                    87,138        1,398,676
            Accrued liabilities and deferred revenue            (9,159)         (28,719)
                                                             ---------      -----------

         Net cash used in operating activities                (103,832)        (260,070)
                                                             ---------      -----------

Cash flows from investing activities:
   Purchase of equipment and furniture                         (28,993)         (66,348)
   Patent and technology rights expenditures                   (36,840)         (35,649)
                                                             ---------      -----------

         Net cash used in investing activities                 (65,833)        (101,997)
                                                             ---------      -----------

Cash flows from financing activities:
   Payments on long-term obligations and
      capital lease obligations                               (247,452)        (163,600)
   Proceeds from long-term obligations                         226,736           89,700
   Net proceeds on line of credit                              160,000          473,000
   Net proceeds from issuance of common stock                    7,500           62,500
                                                             ---------      -----------

         Net cash provided by financing activities             146,784          461,600
                                                             ---------      -----------

Net increase (decrease) in cash                                (22,881)          99,533
                                                             ---------      -----------

Cash at beginning of period                                    149,321           93,440
                                                             ---------      -----------

Cash at end of period                                        $ 126,440      $   192,973
                                                             ---------      -----------

Cash paid during the year for interest:                      $ 146,060      $   105,615
                                                             ---------      -----------

Noncash investing and financing activities:
   Purchase of equipment under capital lease obligations     $ 418,524      $    50,680
                                                             ---------      -----------

   Issuance of common stock for subscription receivable      $      --      $   156,250
                                                             =========      ===========

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

                                          June 30,
                                            2000        December 31,
                                         (unaudited)        1999
                                         -----------    ------------
Raw materials                            $1,121,811      $1,122,128
Work in progress                            387,491         589,720
Finished goods                               72,733          34,626
                                         ----------      ----------
                                         $1,582,035      $1,746,474
                                         ==========      ==========

NOTE 3. NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic earnings (loss) per share were 17,498,933 and 17,489,812 for the three months ended June 30, 2000 and 1999, respectively, and 17,494,423 and 17,201,618 for the six months ended June 30, 2000 and 1999, respectively. Common stock equivalent shares for the three months ended June 30, 2000 and six months ended June 30, 2000 and 1999 were not included in the calculation of diluted earnings (loss) per share as their inclusion would be anti-dilutive.

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

      NET REVENUES

      Net revenues decreased 29% or $797,644 to $1,934,864 for the quarter ended June 30, 2000 from net revenues of $2,732,508 for the quarter ended June 30, 1999 and decreased 7% or $318,970 to $4,003,471 for the six months ended June 30, 2000 from net revenues of $4,322,441 for the six months ended June 30, 1999. These decreases in revenue resulted from lower sales of Private Label Manufacturing of non-proprietary Met-Rx USA products and diminishing sales of COBACTIN microbial feed additive products. The decreases were offset by increased sales of proprietary technology products and MICRO-CELL fermentation products. An analysis of the profit centers is outlined below.

      RESULTS OF REVENUE GENERATING PROFIT CENTERS

      The Company operates four primary revenue-generating profit centers:

      1. Proprietary Technology -- The Company's proprietary technologies include Calcium d-glucarate, LIVEBAC caplets, Controlled Delivery Technology
(CDT) and Molecular Dispersion Technology (MDT). Revenues are realized from the sales of glucarate as a raw material to other manufacturers for incorporation into sublicensed customer's private label products, manufacturing by the Company for sublicensed customer's private label products containing Calcium d-glucarate, sales of LIVEBAC caplets and manufacture of health supplements incorporating CDT control delivery technology and MDT molecular dispersion technology.

      2. Private Label Manufacturing of Health Supplements -- In Lafayette, Colorado, the Company manufactures health supplements for private label customers. Revenues are realized from bottling, labeling and manufacture of tablets, capsules, herbal pre-blends and health supplement pre-blends for inclusion into food products and bulk-packaged products.

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

      PROPRIETARY TECHNOLOGY

      Revenues from proprietary technology increased 2% or $14,798 to $986,065 for the quarter ended June 30, 2000 from revenues of $971,267 for the quarter ended June 30, 1999 and increased 75% or $999,983 to $2,328,484 for the six months ended June 30, 2000 from revenues of $1,328,501 for the six months ended June 30, 1999.

      Calcium d-glucarate sales increased 14% or $33,370 to $273,531 for the quarter ended June 30, 2000 compared to $240,161 for the quarter ended June 30, 1999 and increased 57% or $188,832 to $517,664 for the six months ended June 30, 2000 compared to $328,832 for the six months ended June 30, 1999. Both increases were attributed to the addition of 14 new licensees all of whom purchased product since December 31, 1999.

      LIVEBAC sales increased 42% or $149,546 to $509,515 for the quarter ended June 30, 2000 compared to $359,969 for the quarter ended June 30, 1999 and increased 78% or $490,055 to $1,116,422 for the six months ended June 30, 2000 compared to $626,367 for the six months ended June 30, 1999. The continued upsurge in sales of the LIVEBAC technology reflects the addition of new customers and added sales to Rexall Sundown.

      CDT/MDT technology sales declined 45% or $168,118 to $203,019 for the quarter ended June 30, 2000 compared to $371,137 for the quarter ended June 30, 1999. CDT/MDT technology sales increased 86% or $321,096 to $694,398 for the six months ended June 30, 2000 compared to $373,302 for the six months ended June 30, 1999. In the fourth quarter, 1999, Met-Rx USA was acquired by Rexall Sundown and in turn, Rexall Sundown was itself acquired by Royal Numico during the first quarter, 2000. During the quarter ending June 30, 2000, Rexall Sundown cancelled in-house orders for products containing androstiene in response to the current Food and Drug Administration review of the regulations surrounding the sale of these products. Cancellation of the androstiene orders brought about the lowest quarterly sales of CDT/MDT technology products since the first quarter of 1999. Management does not expect significant future sales of these androstiene products to Met-Rx USA/Rexall Sundown.

      PRIVATE LABEL MANUFACTURING OF HEALTH SUPPLEMENTS

      Sales of private label manufacturing of health supplements decreased 74% or $761,050 to $266,748 for the quarter ended June 30, 2000 compared to $1,027,798 for the quarter ended June 30, 1999 and decreased 75% or $1,263,678 to $423,523 for the six months ended June 30, 2000 compared to $1,687,201 for the six months ended June 30, 1999. The decreases were primarily due to the sales of non-proprietary products to MET-Rx USA totaling $767,822 for the quarter ended June 30, 1999 and $1,180,176 for the six months ended June 30, 1999 of which $739,847 and $1,036,639, respectively, were powder fill products produced as an interim service for MET-Rx USA. There have been no sales in the powder fill business during the current six months ended and the Company does not expect further sales for the remainder of the year.

      FERMENTATION

      Sales of fermentation products increased 66% or $231,773 to $582,025 for the quarter ended June 30, 2000 compared to $350,252 for the quarter ended June 30, 1999 and increased 62% or $376,889 to $987,490 for the six months ended June 30, 2000 compared to $610,601 for the six months ended June 30, 1999. The increase in sales is credited to the addition of new customers, increased sales to existing customers and the alliance with Biotal, Inc. for the manufacture of their MICRO-CELL feed additive product. Per the agreement with Biotal, Inc., Nutraceutix expects to realize an increase in fermentation sales and a corresponding decrease in COBACTIN feed additive sales. The Company also realized reduced marketing and sales costs for COBACTIN products.

      COBACTIN

      The Company's sales of COBACTIN microbial feed additives decreased 74% or $283,165 to $100,026 for the quarter ended June 30, 2000 compared to $383,191 for the quarter ended June 30, 1999 and decreased 62% or $432,164 to $263,974 for the six months ended June 30, 2000 compared to $696,138 for the six months ended June 30, 1999. These diminishing results reflect the September 1, 1999 agreement with Biotal, Inc. that reduced the sales price of COBACTIN feed additive, and correspondingly decreased sales and marketing expenses, and increased sales of fermentation products through the manufacture of MICRO-CELL feed additive product for Biotal, Inc. Sales are also lower due to the fact that Biotal, Inc. is converting the COBACTIN customers to the MICRO-CELL two-phase feeding program, which Nutraceutix will manufacture. The Company does not expect any significant impact as a result of the conversion.

      GROSS PROFIT

      Gross profit decreased 36% or $253,989 to $461,009 for the quarter ended June 30, 2000 compared to $714,998 for the quarter ended June 30, 1999. Gross profit decreased 14% or $162,143 to $999,086 for the six months ended June 30, 2000 compared to $1,161,229 for six months ended June 30, 1999. The decline in gross profit was predominately the effect of lower sales and the winding down of the MET-Rx USA business.

      SELLING AND MARKETING EXPENSES

      Selling and marketing expenses decreased 42% or $90,904 to $126,530 for the quarter ended June 30, 2000 from $217,434 for the quarter ended June 30, 1999 and decreased 35% or $149,344 to $272,898 for the six months ended June 30, 2000 from $422,242 for the six months ended June 30, 1999. The lower levels of expenses reflect the September 1, 1999 agreement with Biotal, Inc. which reduced sales and marketing expenses, decreased the sales price of COBACTIN feed additive and increased sales of fermentation products through the manufacture of MICRO-CELL feed additive product for Biotal, Inc.

      RESEARCH AND DEVELOPMENT EXPENSES

      Research and Development expenses decreased 15% or $12,565 to $69,459 for the quarter ended June 30, 2000 from $82,024 for the quarter ended June 30, 1999 and decreased 11% or $18,297 to $149,595 for the six months ended June 30, 2000 from $167,892 for the six months ended June 30, 1999. The decrease in expenses during the six months ended June 30, 2000 reflects the decision of Met-Rx USA not to proceed with new products originally scheduled for development.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses increased 48% or $159,213 to $490,772 for the quarter ended June 30, 2000 compared to $331,559 for the quarter ended June 30, 1999 and increased 18% or $127,300 to $835,250 for the six months ended June 30, 2000 compared to $707,950 for the six months ended June 30, 1999. The elevated expenses were principally due to the one time recruitment of the new CEO/President, David T. Howard and the added payroll expense.

      INTEREST EXPENSE

      Interest expense increased 47% or $25,887 to $80,832 for the quarter ended June 30, 2000 compared to $54,945 for the quarter ended June 30, 1999 and increased 38% or $40,445 to $146,060 for the six months ended June 30, 2000 compared to $105,615 for the six months ended June 30, 1999. The increase was due to the addition of equipment leases in 1999 and during the first quarter of 2000, as well as an increase in borrowing under the line of credit.

      OTHER INCOME

      Other income was $3,151 for the quarter ended June 30, 2000 compared to $15,132 for the quarter ended June 30, 1999 and $61,576 for the six months ended June 30, 2000 compared to other expense of $36,021 for the six months ended June 30, 1999. The increase for the recent six months ended was due to the recognition of income from non-operating events and the write-off of certain liabilities.

      NET EARNINGS

      The net loss for the quarter ended June 30, 2000 was $303,433 compared to net earnings of $44,168 for the quarter ended June 30, 1999 and the net loss for the six months ended June 30,

2000 was $343,141 compared to the net loss of $278,491 for the six months ended June 30, 1999. Losses during the first half of 2000 reflect the negative impact of the diminished Met-Rx USA CDT/MDT androstiene business and their cancellation of scheduled new product development. The action taken by Met-Rx USA was the result of possible, future reclassification of products containing androstiene by the Food and Drug Administration and the decision of Met-Rx USA to discontinue this business due to regulatory issues.

      Management believes that the depressing effects of this decision by Met-Rx USA/Rexall Sundown have been almost entirely realized by the Company during the first half of 2000 and; furthermore, management does not expect to do any future CDT/MDT androstiene business with Met-Rx USA/Rexall Sundown due to regulatory issues.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company finances its operations and capital requirements primarily through borrowing and operations. As of June 30, 2000 the Company had working capital of $83,936 as compared to working capital of $369,397 at December 31, 1999. The recognized reduction in working capital at June 30, 2000 was the outcome of the net loss for the six months ended.

      The Company's conventional bank line of credit for $1,200,000 was renewed on May 1, 2000 for a term of twelve months subject to compliance with financial covenants. As of June 30, 2000, the Company had an available balance of $200,500 for borrowing. The bank line of credit continues to be collateralized by accounts receivable, inventory and equipment. The Company anticipates that its working capital needs for the remainder of the year will be met from operations and available borrowing capacity.

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the May 24, 2000 Annual Meeting of Stockholders, the following proposals were voted on by stockholders:

1.    Election of Director

      Herbert L. Lucas was elected as a Class 2 director of the Company to a three-year term, which expires in the year 2003. David Howard, Arthur S. Pearson, Carl W. Schafer, William D. St. John and Daniel B. Ward continue as directors of the Company.

      Votes for election of Herbert L. Lucas as director:

            For:                        13,849,183
            Withheld:                      154,266

2.    Amendment to the 1995 Amended Stock Option Plan

      The 1995 Amended Stock Option Plan was amended at the Annual Meeting of Stockholders to increase the aggregate number of shares of the Company's Common Stock that may be issued thereunder from three million (3,000,000) to four million (4,000,000) shares.

      Votes for amendment to the 1995 Amended Stock Option Plan:

            For:                          6,899,649
            Against:                        524,619
            Abstain                         126,500
            Broker Non-Votes:                   -0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBIT NO.         DESCRIPTION
            -----------         -----------
               11.1             Computation of Earnings (Loss) Per Share

               27               Financial Data Schedule for the Quarter Ended
                                June 30, 2000

      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NUTRACEUTIX, INC.


Date:   August 11, 2000.             By:  /s/  David T. Howard
                                          -------------------------------------
                                          DAVID T. HOWARD
                                          Chief Executive Officer, President,
                                          (Principal Executive Officer)

Date:   August 11, 2000.             By:  /s/  Steven H. Moger
                                          -------------------------------------
                                          STEVEN H. MOGER
                                          Vice President, Operations
                                          (Principal Financial Officer)