Form 10QSB
period 2000-09-30
NUTRACEUTIX INC
filed 2000-11-14
CIK 934936

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of November 7, 2000:
17,802,197

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                NUTRACEUTIX, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I:        FINANCIAL INFORMATION

Item 1.        Financial Statements                                                       1

               Balance sheets at September 30, 2000 (unaudited)
               and December 31, 1999                                                      1

               Statements of Operations for the three month and nine month periods ended September 30, 2000 and September 30, 1999
               (unaudited)                                                                3

               Statements of Cash Flows for the nine month periods ended
               September 30, 2000 and September 30, 1999 (unaudited)                      4

               Notes to Financials                                                        6

Item 2.        Management's Discussion and Analysis of Financial
               Condition of Plan of Operation                                             7

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                          12

               Signatures                                                                13

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NUTRACEUTIX, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             2000                 1999
                                                                          (UNAUDITED)
CURRENT ASSETS
    Cash                                                                 $    217,718         $    149,321
   Accounts receivable-net                                                  1,216,579              936,627
   Inventories                                                              1,607,940            1,746,474
   Prepaid expenses                                                           149,925              112,021
            Total current assets                                            3,192,162            2,944,443
   EQUIPMENT AND FURNITURE-net                                              1,727,575            1,461,324

   OTHER ASSETS-net                                                           739,302              795,019
                                                                         $  5,659,039         $  5,200,786
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                        $  1,064,500         $    839,500
   Current maturities of long-term obligations                                237,515              203,998
   Current maturities of capital lease obligations                            217,885              217,394
   Accounts payable-trade                                                     911,126              550,900
   Accounts payable-MET-Rx                                                         --              662,841
   Accrued liabilities                                                         70,107               84,952
   Deferred revenue                                                           160,647               15,461
            Total current liabilities                                       2,661,780            2,575,046
LONG-TERM OBLIGATIONS, less current maturities                                509,110              533,730

CAPITAL LEASE OBLIGATIONS, less current maturities                            493,017              248,148

COMMITMENTS AND CONTINGENCIES                                                      --                   --

STOCKHOLDERS' EQUITY
   Preferred stock authorized, 5,000,000 shares at $.01 par value                  --                   --
   Common stock authorized, 30,000,000 shares $.001 par value                  17,762               17,489
   Additional contributed capital                                          11,777,857           11,725,754
   Accumulated deficit                                                     (9,800,487)          (9,899,381)
            Total stockholders' equity                                      1,995,132            1,843,862
                                                                         $  5,659,039         $  5,200,786


The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                               SEPTEMBER 30,                           SEPTEMBER 30,
                                         2000                1999                2000                1999
Net revenues                         $ 2,229,065         $ 3,460,522         $ 6,232,536         $ 7,782,963
Cost of revenues                       1,615,435           2,530,024           4,619,820           5,691,236

        Gross profit                     613,630             930,498           1,612,716           2,091,727

Operating expenses
   Selling and marketing                 131,572             198,095             404,470             620,337
   Research and development              102,878              56,143             252,473             224,035
   General and administrative            352,073             367,670           1,187,323           1,075,620
                                         586,523             621,908           1,844,266           1,919,992

        Operating profit (loss)           27,107             308,590            (231,550)            171,735

Other income (expense)
   Interest expense                      (80,139)            (77,718)           (226,199)           (183,333)
   Other                                 495,067              14,028             556,643             (21,993)
                                         414,928             (63,690)            330,444            (205,326)

        NET EARNINGS (LOSS)          $   442,035         $   244,900         $    98,894         $   (33,591)

        Net earnings (loss)          $     0.025         $     0.014         $     0.006         $    (0.002)
        per share

        Net earnings (loss)          $     0.024         $     0.013         $     0.005         $    (0.002)
        per share assuming
        dilution


The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
 Increase (Decrease) in Cash                                              SEPTEMBER 30,
                                                                     2000                 1999
Cash flows from operating activities:
    Net earnings (loss)                                         $    98,894         $   (33,591)
    Adjustments to reconcile net earnings (loss) to net
         cash provided by (used in) operating activities
        Depreciation and amortization                               303,069             274,750
        Settlement of MET-Rx accounts payable                      (345,000)                 --
        Write-off of start-up costs                                      --              50,266
        Changes in assets and liabilities
         Accounts receivable                                       (279,952)           (789,441)
         Inventories                                                138,534          (1,539,778)
         Prepaid expenses                                           (37,904)             54,516
         Accounts payable                                            42,385           1,589,645
         Accrued liabilities and deferred revenue                   130,341             (30,965)
                                                                -----------         -----------
            Net cash provided by (used in) operating
              activities                                             50,367            (424,598)
                                                                -----------         -----------
Cash flows from investing activities:
    Purchase of equipment and furniture                             (41,172)           (126,444)
    Patent and technology rights expenditures                       (52,655)            (45,110)
                                                                -----------         -----------
            Net cash used in investing activities                   (93,827)           (171,554)
                                                                -----------         -----------

Cash flows from financing activities:
    Payments on long-term obligations and
        capital lease obligations                                  (392,255)           (312,989)
    Proceeds from long-term obligations                             226,736             161,539
    Net proceeds on line of credit                                  225,000             708,000
    Net proceeds from issuance of common stock                       52,376             109,375
                                                                -----------         -----------
            Net cash provided by financing activities               111,857             665,925
                                                                -----------         -----------

Net increase in cash                                                 68,397              69,773
                                                                -----------         -----------
Cash at beginning of period                                         149,321              93,440
                                                                -----------         -----------
Cash at end of period                                           $   217,718         $   163,213
                                                                ===========         ===========
Cash paid during the period for interest                        $   226,199         $   114,028
                                                                ===========         ===========
Noncash investing and financing activities:
    Purchase of equipment under capital lease obligations       $   419,776         $   205,569
                                                                ===========         ===========
    Issuance of common stock to prepay royalties                $         -         $    15,000
                                                                ===========         ===========

The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. FINANCIAL STATEMENTS

        The unaudited financial statements of Nutraceutix, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, for its fiscal year ended December 31, 1999.


NOTE 2. INVENTORIES

        Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

                                      September 30,
                                          2000          December 31, 1999
                                       (unaudited)
                                       ----------          ----------
               Raw materials           $1,189,299          $1,122,128
               Work in progress           331,206             589,720
               Finished goods              87,435              34,626
                                       ----------          ----------

                                       $1,607,940          $1,746,474
                                       ==========          ==========

NOTE 3. NET EARNINGS (LOSS) PER SHARE

        Basic earnings per share are based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Earnings per share assuming dilution are based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic earnings per share were 17,698,588 and 17,489,812 for the three months ended September 30, 2000 and 1999, respectively, and 17,563,589 and 17,299,794 for the nine months ended September 30, 2000 and 1999, respectively. The weighted average shares for computing dilution were 1,728,479 for the three and nine months ended September 30, 2000 and 2,105,832 for the three months ended September 30, 1999. Options to purchase 1,141,800 and 1,262,066 shares of common stock at or above $.75 and $.56 a share for the three and nine months ended September 30, 2000 and three months ended September 30, 1999 were not included in the computation of diluted EPS as the options' exercise price was greater than the average market price of the common shares.

        Because of the net loss for the nine months ended September 30, 1999, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 4. MET-RX AGREEMENT

        On September 18, 2000, the Company entered into an agreement with MET-Rx USA, Inc. (MET-Rx), which terminated the Product Sales and Sublicense Agreement for Controlled Delivery Technology and Molecular Dispersion Technology Products, entered into on March 6, 2000 (the "Sublicense Agreement"). The termination agreement required MET-Rx to pay the Company a one-time payment of $150,000 to satisfy all of MET-Rx's obligations under the Sublicense Agreement. In conjunction with the termination agreement, certain accounts payable totaling $345,000 due to MET-Rx were forgiven. As a result, the Company recognized a gain of approximately $495,000 for the three months ended September 30, 2000, which is included in Other Income.

NOTE 5. FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

        In December 1999, the SEC staff issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements, (SAB 101), which outlines four basic criteria that must be met before registrants can record revenue (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed and determinable; and (d) collectibility is reasonably assured. The SEC staff originally deferred the implementation date of SAB 101 (through SAB 101A and SAB
101B) until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB 101 will have no significant impact on the Company's financial statements.

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

NET REVENUES

        Net revenues decreased 36% or $1,231,457 to $2,229,065 for the quarter ended September 30, 2000 from net revenues of $3,460,522 for the quarter ended September 30, 1999 and decreased 20% or $1,550,427 to $6,232,536 for the nine months ended September 30, 2000 from net revenues of $7,782,963 for the nine months ended September 30, 1999. An analysis of the Company's four revenue generating centers is outlined below:

        PROPRIETARY TECHNOLOGY

        Revenues from proprietary technology decreased 30% or $606,499 to $1,417,639 for the quarter ended September 30, 2000 from revenues of $2,024,138 for the quarter ended September 30, 1999 and increased 12% or $393,085 to $3,745,170 for the nine months ended September 30, 2000 from revenues of $3,352,085 for the nine months ended September 30, 1999.

        Calcium d-glucarate sales increased 38% or $101,400 to $370,674 for the quarter ended September 30, 2000 compared to $269,274 for the quarter ended September 30, 1999 and increased 49% or $290,233 to $888,338 for the nine months ended September 30, 2000 compared to $598,105 for the nine months ended September 30, 1999. The increases are attributed to the addition of 21 new sub-licensees since December 31, 1999, as well as, increased orders for product from existing customers.

        LIVEBAC sales decreased 10% or $40,463 to $362,227 for the quarter ended September 30, 2000 compared to $402,690 for the quarter ended September 30, 1999 and increased 44% or $448,279 to $1,477,335 for the nine months ended September 30, 2000 compared to $1,029,056 for the nine months ended September 30, 1999. The year-to-date sales of products produced using the LIVEBAC technology reflects the addition of new customers and increased sales to current customers. Management believes that the quarterly downturn is due to timing of orders and is not representative of future sales.

        Proprietary delivery system technology sales decreased 49% or $667,436 to $684,738 for the quarter ended September 30, 2000 compared to $1,352,174 for the quarter ended September 30, 1999 and decreased 20% or $345,427 to $1,379,497 for the nine months ended September 30, 2000 compared to $1,724,924 for the nine months ended September 30, 1999. During the fourth quarter of 1999, MET-Rx USA was acquired by Rexall Sundown and in turn, Rexall Sundown was itself acquired by Royal Numico in the first quarter of 2000. During the quarter ending June 30, 2000, Rexall Sundown cancelled all in-house orders for products containing androstiene in response to the Food and Drug Administration review of the regulations surrounding the sale of these products. The cancellation of the androstiene orders resulted in the lowest quarterly sales of CDT/MDT technology products since the first quarter of 1999. For the quarter ended September 30, 2000, sales to MET-Rx USA decreased 99% or $1,337,194 to $14,980 compared to $1,352,174 for the quarter ended September 30, 1999 and decreased 59% or $1,015,185 to $709,739 for the nine months ended September 30, 2000 compared to $1,724,924 for the nine months ended September 30, 1999. New customers sub-licensed to sell proprietary delivery system technology during the nine months ended September 30, 2000 represent 98% or $669,758 of all proprietary technology sales.

        During the third quarter of 2000, the Company acquired an exclusive worldwide license to another controlled delivery technology patent for all applications in health/dietary supplements, over-the-counter (OTC) products and prescription drugs. This new controlled delivery patent was developed in the laboratories of Dr. Reza Fassihi at Temple University School of Pharmacy in Philadelphia, Pennsylvania and was issued by the U.S. Patent Office on July 18, 2000. Management anticipates a future growth in revenues derived from licensing fees and research and development contract payments as a result of this exclusive license.

PRIVATE LABEL MANUFACTURING OF HEALTH SUPPLEMENTS

        Sales of private label manufacturing of health supplements decreased 64% or $494,518 to $280,355 for the quarter ended September 30, 2000 compared to $774,873 for the quarter ended September 30, 1999 and decreased 71% or $1,752,151 to $709,923 for the nine months ended September 30, 2000 compared to $2,462,074 for the nine months ended September 30, 1999.

        In 1999, the Company manufactured non-proprietary, powder fill products for MET-Rx USA as an interim service. There have been no sales in the powder fill business during the current nine months ended and management does not expect further sales. The decrease in private label manufacturing reflects the loss of non-proprietary product sales to MET-Rx USA totaling $191,467 for the quarter ended September 30, 1999 and $1,371,643 for the nine months ended September 30, 1999 of which $69,319 and $554,069 respectively, were powder fill products.

        Additionally, there was a decrease of $425,678 in sales to Rexall Showcase International for non-proprietary products from the quarter ended September 30, 1999 to the quarter ended September 30, 2000.

FERMENTATION

        Sales of fermentation products increased 3% or $12,362 to $371,576 for the quarter ended September 30, 2000 compared to $359,214 for the quarter ended September 30, 1999 and increased 37% or $363,001 to $1,332,816 for the nine months ended September 30, 2000 compared to $969,815 for the nine months ended September 30, 1999. Sales to new customers, increased sales to existing customers and the alliance with Biotal, Inc. for the manufacture of MICRO-CELL feed additive product account for the increase in fermentation sales. Management expects to realize an increase in fermentation sales and a corresponding decrease in

COBACTIN feed additive sales under the agreement with Biotal, Inc.

COBACTIN

        The Company's sales of COBACTIN microbial feed additives decreased 47% or $142,802 to $159,495 for the quarter ended September 30, 2000 compared to $302,297 for the quarter ended September 30, 1999 and decreased 55% or $554,362 to $444,627 for the nine months ended September 30, 2000 compared to $998,989 for the nine months ended September 30, 1999. These diminishing results reflect the September 1, 1999 agreement with Biotal, Inc. that reduced the sales price of COBACTIN feed additive, and correspondingly decreased sales and marketing expenses, and increased sales of fermentation products through the manufacture of MICRO-CELL feed additive product for Biotal, Inc. Management believes that lowered sales continue to reflect the impact of the conversion of COBACTIN customers to the MICRO-CELL two-phase feeding program.

GROSS PROFIT

        Gross profit decreased 34% or $316,868 to $613,630 for the quarter ended September 30, 2000 compared to $930,498 for the quarter ended September 30, 1999. Gross profit decreased 23% or $479,011 to $1,612,716 for the nine months ended September 30, 2000 compared to $2,091,727 for nine months ended September 30, 1999. The decline in gross profit reflects the decrease in total product revenues and the discontinuance of the MET-Rx USA business.

SELLING AND MARKETING EXPENSES

        Selling and marketing expenses decreased 34% or $66,523 to $131,572 for the quarter ended September 30, 2000 from $198,095 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 selling and marketing expenses also decreased 35% or $215,867 to $404,470 from $620,337 for the nine months ended September 30, 1999. Under the agreement with Biotal, Inc., selling and marketing expenses are decreased.

RESEARCH AND DEVELOPMENT EXPENSES

        Research and Development expenses increased 83% or $46,735 to $102,878 for the quarter ended September 30, 2000 from $56,143 for the quarter ended September 30,1999 and increased 13% or $28,438 to $252,473 for the nine months ended September 30, 2000 from $224,035 for the nine months ended September 30, 1999. The increase in expenses reflects the appointment of William D. St. John as Chief Science Officer for the future development and discovery of proprietary technologies.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses decreased 4% or $15,597 to $352,073 for the quarter ended September 30, 2000 compared to $367,670 for the quarter ended September 30, 1999 and increased 10% or $111,703 to $1,187,323 for the nine months ended September 30, 2000 compared to $1,075,620 for the nine months ended September 30, 1999.

INTEREST EXPENSE

        Interest expense increased 3% or $2,421 to $80,139 for the quarter ended September 30, 2000 compared to $77,718 for the quarter ended September 30, 1999 and increased 23% or $42,866 to $226,199 for the nine months ended September 30, 2000 compared to $183,333 for the nine months ended September 30, 1999. The year-to-date increase was due to the addition of equipment leases in 1999 and during the first quarter of 2000, as well as an increase in borrowing under the line of credit.

OTHER INCOME

        Other income was $495,067 for the quarter ended September 30, 2000 compared to $14,028 for the quarter ended September 30, 1999 and $556,643 for the nine months ended September 30, 2000 compared to other expense of $21,993 for the nine months ended September 30, 1999. The significant increase in other income in the quarter ended September 30, 2000 is the accounting for a one-time, non-recurring settlement agreement with MET-Rx USA/Rexall Sundown for agreement termination and cancelled purchase orders for CDT/MDT products during the first nine month of 2000. The terms of the settlement agreement consisted of a one-time cash payment, forgiveness of accounts payable and termination of the exclusive license agreement. See Note 4 of Notes to Financial Statements.

NET EARNINGS

        The net earnings for the quarter ended September 30, 2000 were $442,035 compared to net earnings of $244,900 for the quarter ended September 30, 1999 and for the nine months ended September 30, 2000 were $98,894 compared to the net loss of $33,591 for the nine months ended September 30, 1999.

        Management believes that the Company has substantially realized the adverse effects of the decision by MET-Rx USA/Rexall Sundown to cancel the androstiene orders during the first half of 2000. Management does not anticipate any future CDT/MDT androstiene business with MET-Rx USA/Rexall Sundown due to regulatory issues. Other income realized by the settlement agreement with Rexall Sundown/MET-Rx USA diminished the negative impact of the terminated MET-Rx USA CDT/MDT androstiene business. The settlement agreement along with the corrective actions and expense controls initiated late in the second quarter has mitigated the unfavorable effects of the lost MET-Rx sales.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its operations and capital requirements primarily through borrowing and operations. As of September 30, 2000 the Company had working capital of $530,382 as compared to working capital of $369,397 at December 31, 1999. The recognized increase in working capital at September 30, 2000 was the outcome of the net earnings for the nine months ended.

        The Company's conventional bank line of credit for $1,200,000 was renewed on May 1, 2000 for a term of twelve months subject to compliance with financial covenants. As of September 30, 2000, the Company had an available balance of $135,500 for borrowing. The bank line of credit continues to be collateralized by accounts receivable, inventory and equipment. The Company anticipates that its working capital needs for the remainder of the year will be met from operations and available borrowing capacity.


PART II:       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    The following exhibits are filed as part of this report:

                      EXHIBIT NO.     DESCRIPTION
                      -----------     -----------
                          10.1        Temple University - of the Commonwealth
                                      System of Higher Education License
                                      Agreement, effective September 6, 2000

                          11.1        Computation of  Earnings (Loss) Per Share

                            27        Financial Data Schedule for the Quarter
                                      Ended September 30, 2000

               (b)    Reports on Form 8-K

                      None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUTRACEUTIX, INC.


Date:   November 13, 2000.        By:  /s/    David T. Howard
                                       -----------------------------------------
                                       DAVID T. HOWARD
                                       Chief Executive Officer, President,
                                       (Principal Executive Officer)

Date:   November 13, 2000.        By:  /s/    Steven H. Moger
                                       -----------------------------------------
                                       STEVEN H. MOGER
                                       Vice President, Operations
                                       (Principal Financial Officer)