Form 10KSB
period 2000-12-31
NUTRACEUTIX INC
filed 2001-04-02
CIK 934936

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $8,891,805.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was and asked price of such stock, as of March 21, 2001 was approximately $11,332,747.

     As of March 21, 2001, there were 17,803,289 shares outstanding of the issuer's common stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated into Part III of this Form 10-KSB by reference portions of its Proxy Statement for the 2001 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                               NUTRACEUTIX, INC.

                                  FORM 10-KSB

                                                                        PAGE
                                                                        ----
Item 1.   Description of Business.....................................    3
Item 2.   Description of Property.....................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
Item 5.   Market for Common Equity and Related Stockholder Matters....   14
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7.   Financial Statements........................................   20
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   20
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   21
Item 10.  Executive Compensation......................................   21
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   21
Item 12.  Certain Relationships and Related Transactions..............   21
Item 13.  Exhibits and Reports on Form 8-K............................   21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The following discussion includes certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements and Associated Risks" contained in Item 6.

BUSINESS DEVELOPMENT

     Nutraceutix, Inc. (the "Company") was incorporated on October 12, 1994 in Delaware as Caddy Systems, Inc ("CSI") to engage in the sports equipment business. From its inception, however, CSI had no material assets and did not actively engage in business. CSI and Bio Techniques Laboratories, Inc., an unaffiliated Washington corporation ("BTL"), entered into an Agreement and Plan of Share Exchange, dated on February 28, 1995 ("the Agreement") pursuant to which the shareholders of BTL were issued one share of common stock of CSI for each share of BTL, and BTL became the wholly owned subsidiary of CSI. The corporate name of CSI was changed to Nutraceutix, Inc. in April 1995.

     BTL was incorporated on May 11, 1983 as "Biotechnics, Inc." and conducted business under that name until October 29, 1984 when its name was changed to "Bio Techniques Laboratories, Inc." Since its inception, BTL has been a biotechnology company in the business of developing, formulating, and producing nutraceuticals, which are natural, nutritional, biologically active materials formulated to provide specific health benefits to humans and productivity benefits in animals.

     Prior to 1995, the Company focused solely on the manufacture and sale of lactic acid microbial-based products for the agriculture market. Since 1995, the Company added nutraceutical-based health and dietary supplements for the human health market. In 1997, the Company installed a fully automated production line at its encapsulating, tableting, bottling, and labeling facility in Lafayette, Colorado for the private label manufacture of health and dietary supplements. The Company also developed LIVEBAC caplet technology for the commercial production of probiotic health supplements and acquired licenses from Biochemix, Inc. for the United States use patent pertaining to the use of glucarate salts and Calcium D-glucarate for lung, breast, and prostate health supplement formulations. In 1998, the Company licensed additional formulas for colon and liver health, and in 1998, Biochemix expanded the license to allow sales of glucarate for formulations beyond the designated ones listed above.

     In 1998, the Company acquired from Temple University an exclusive worldwide license for a patent pending tableting and compression technology for the controlled delivery release of health and dietary supplements ("CDT Patent No. 1"). This CDT Patent No. 1 was subsequently issued in 2000. In collaboration with Temple University, the Company developed several controlled delivery technology ("CDT") products aimed at the nutraceutical market. However, as of December 31, 2000, the only CDT formulations which had been introduced commercially were the ephedra and caffeine thermogenic product for weight loss, the CDT Enzyme Co Q-10 formulation, and the CDT sports nutrition prohormones. The thermogenic and prohormone formulations containing patented and proprietary drug delivery technology were exclusively licensed to MET-Rx USA, Inc. in 1999. In 1999, the Company also acquired the worldwide rights to use CDT Patent No. 1 for Over-the-Counter ("OTC") products.

     In September 2000, the Company exclusively licensed the worldwide rights to United States patent 6,090,411 from Temple University. This new, second generation CDT was exclusively licensed to the Company for all applications in health and dietary supplements, OTC products, and prescription drugs for the life of the patent ("CDT Patent No. 2"). Patent applications have been filed in Canada, Mexico, The European Economic Community and Japan. These represent the largest potential markets in the future for CDT technology as applied to prescription drugs.

     Unless the context indicates otherwise, references hereinafter to "the Company' includes both Nutraceutix, Inc. and Bio Techniques Laboratories, Inc. The Company's principal place of business is 8340 154th

Avenue N.E., Redmond, Washington, 98052-3864 and its telephone number at that address is (425) 883-9518.

BUSINESS OF THE COMPANY

     Nutraceutix, Inc. has two principal businesses: (1) the formulation and in-vitro development of controlled delivery OTC products and prescription drugs and (2) the formulation and manufacture of nutraceutical-based health and dietary supplements for both the animal and human nutrition markets.

     The Company's drug delivery business utilizes the technology embodied in two issued patents acquired from Temple University to formulate and manufacture health and dietary supplements for other nutraceutical companies. Also, the Company formulates controlled-release products by employing the CDT Patent No. 2 technology acquired from Temple University and applying the licensed technology to OTC and prescription drugs. As a partner with pharmaceutical companies in the co-development of these products, the Company receives up-front license fees, research and development payments and, following successful product approval and commercialization by the sub-licensee, royalty payments based on net revenues realized by the sale of patented CDT products. The Company expects to realize royalty income from the initial CDT dietary supplement and OTC formulations in 2002. Royalty income from CDT prescription drugs is anticipated after 2005.

     In the human and agricultural nutraceutical markets, the Company provides private label manufacturing of health supplements for other dietary supplement and nutraceutical companies and manufactures and markets probiotics, as well as manufactures food ingredient pre-mixes. Its branded human health supplement products are marketed under the BIOPOWER trademark. The Company's branded products for the animal feed industry are COBACTIN microbial feed additives and BIOPOWER silage inoculant.

     Nutraceuticals are biologically active materials, either derived from plant, microbial, or animal sources or by synthesis, which are formulated to provide specific health benefits for humans and productivity benefits in animals. Nutraceuticals include, but are not limited to, pharmaceutical foods, functional foods, fermented foods, phytochemicals, microbial feed additives, probiotics, herbal products and extracts, vitamins, and health and dietary supplements.

PRINCIPAL PRODUCTS AND SERVICES

     The Company's principal products and services are (1) the drug delivery technology unit which includes CDT and (2) the nutraceutical and dietary supplement unit which is comprised of dietary supplements, lactic acid microbial supplements for human nutrition, lactic acid fermentation products for productivity supplementation in agriculture, and dietary supplement raw material and ingredient sales to other nutraceutical manufacturers.

  Drug Delivery Technology Unit

     In December 1998, the Company and Temple University signed a definitive agreement for the exclusive licensing to Nutraceutix of a patent pending for technology pertaining to the controlled delivery of dietary supplement capsules and tablets. Subsequent to the acquisition of this license, Nutraceutix trademarked this technology as CDT. The Company considers the technology to be distinctive in its ability to program in-vitro release patterns for each health supplement contained in a single tablet or capsule at a relatively low cost of manufacture. Its wide applicability within the available range of vitamin and herbal products suitable for once or twice daily dosing or pulsed release offers the Company a unique commercial opportunity in the $19 billion U.S. nutraceutical market.

     Controlled delivery technologies are already prevalent within the OTC and pharmaceutical industries, while they are relatively rare within the dietary supplement industry. In the pharmaceutical industry, sustained-release technologies have been shown to optimize the therapeutic effectiveness, enhance the compliance to the dosing schedule, and reduce the frequency and severity of side effects of a single Active

Pharmaceutical Ingredient ("API"). The Company believes that this unique technology will offer similar benefits within the health and dietary supplement industry.

     The controlled delivery technology was developed at Temple University, School of Pharmacy for the chronic administration of calcium channel blockers such as nifedipine, diltiazem, and verapamil which are prescribed for the long-term management of chronic angina pectoris and benign essential hypertension. The physicochemical properties and intrinsic pharmacological characteristics of these drugs, such as high or low solubility, limited absorption, or pre-systemic metabolism, necessitated the development of a highly controllable drug delivery system to provide continuous active ingredient release with zero-order kinetics typified by precise and reproducible performance. The first generation of this technology is based on swellable hydrophilic matrices, which allow for the controlled diffusion of dietary supplements from the matrix through the tablets progressive swelling and erosion. The CDT tablets or capsules employ combinations of hydrophilic polymers specific to each health supplement or OTC product and the desired release profile. Depending upon the matrix composition, the selection and ratio of polymers, various release patterns and rates can be achieved.

     One of the most difficult challenges for a controlled delivery technology is to produce a continuous release with linear, zero-order kinetics of a highly soluble API for up to 24 hours. Linear, zero-order kinetics means that a precise quantity of API is released during each unit of time over the entire course of the release pattern until 100% of the API is released. There are no bursts or lag phases in the release pattern. After obtaining the exclusive license for the technology from Temple University, the Company, in collaboration with Temple University, specifically developed continuous, zero-order kinetics tablets of Vitamin C. Vitamin C was considered to be a technological challenge due to its high water solubility and its high permeability. Following the Vitamin C project, the Company and Temple University developed individual, controlled-release, linear, zero-order kinetics tablets of glucosamine, Calcium D-glucarate, several sports nutrition prohormones, and diet formulations containing ephedra. The Company believes that both the dietary supplement and sports nutrition industries offer many opportunities to apply this technology.

     In December 1998, the Company entered into an exclusive marketing agreement with MET-Rx USA, Inc. ("MET-Rx") of Irvine, California granting MET-Rx exclusive marketing rights for sports nutrition products incorporating controlled delivery technology, excluding multi-level sales. The Company contracted with Temple University to develop controlled delivery technology tablets and capsules for the programmed release of the following prohormones: androstenedione, androstenediol, norandrostenedione, and norandrostenediol. The application of this technology to these prohormones necessitated the development of MDT Molecular Dispersion Technology, which was also licensed to MET-Rx and incorporated into these products. MET-Rx sold these products primarily to bodybuilders. On a non-exclusive basis, a controlled delivery weight-loss product was developed for MET-Rx. The MET-Rx sports supplements and weight-loss products were released in April 1999 and the initial sales volumes of these products through year-end 1999 looked promising. However, in early 2000, Rexall Sundown, Inc. of Boca Raton, Florida acquired MET-Rx USA, Inc., which in turn was acquired in the spring of 2000 by Royal Numico of the Netherlands. In early 2000, Royal Numico discontinued sale of the MET-Rx sports nutrition products and the weight-loss products due to uncertainties as to whether or not the Federal Drug Administration ("FDA") would permit continued sales of dietary supplements containing either prohormones or ephedra alkaloids. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6.

     In 1999, the Company licensed the right from Temple University to apply the CDT Patent No. 1 technology to the manufacture of OTC products. During 2000, no OTC products were manufactured using the technology contained in the CDT Patent No. 1.

     In September 2000, the Company acquired the worldwide rights to CDT Patent No. 2 for application in dietary and health supplements, OTC products and prescription drugs. This new, second generation technology embodied in U.S. patent 6,090,411 (issued on July 18, 2000) provides for the controlled and programmable release of the API with zero-order kinetics through the dry blending and direct compression of a salt, a polymer, and the API. The Company believes the CDT Patent No. 2 technology possesses several critical and unique advantages over comparable sustained-release technologies currently employed by the drug delivery industry in manufacturing extended or sustained-release products:

     - The CDT Patent No. 2 technology does not involve a granulation step at manufacturing; thereby, shortening process times and eliminating potentially toxic solvents from the manufacturing process. Processes are faster and easily validated.

     - The technology contained in the second Temple patent involves the development of the desired release pattern through the dry blending of a selected salt and polymer in various ratios in order to create a dry matrix. The resulting matrix is directly compressible on any currently available tableting equipment routinely used in the pharmaceutical industry.

     - The technology and its applicability to dietary supplements, OTC products or prescription pharmaceuticals are extremely rugged and flexible; the in-vitro dissolution results are not affected by drug solubility, pH, tablet size or configuration, tablet hardness, nor friability.

     - The CDT Patent No. 2 technology has a full patent life of 20 years.

The Company believes that the technology embodied in the CDT Patent No. 2 demonstrates significant advantages over current sustained-release technologies that involve multiple polymer systems, coated beads or coated tablets. The Company's licensed technology is easily manufactured on conventional pharmaceutical equipment with fewer processing steps. Furthermore, it is applicable to a wider range of API's, dietary supplements and OTC products than other technologies. The Company believes that the CDT Patent No. 2 provides for rapid product formulation and development leading to faster submissions to the regulatory authorities, faster time to market, and less expensive manufacturing.

  Nutraceutical-Based Dietary Supplements For Human Health

     Specific nutraceuticals have been shown to affect bodily functions in targeted ways, such as reducing anxiety (St. John's Wort) or by lowering cholesterol (soy extracts), and assisting in sleep (valerian). The active ingredients in nutraceuticals may include complex mixtures of organic molecules, small molecules, oligosaccharides, lactic acid probiotics, fungi, minerals, and other microbial secondary metabolites.

     Lactobacillus acidophilus cultures are classic nutraceuticals, which have long been components of yogurt and fermented food. Published literature has shown lactic acid bacteria to exert positive gastrointestinal health benefits beyond their nutritional value. The Company has developed a proprietary tableting technology for the delivery of lactic acid bacteria in a trademarked dietary supplement, LIVE-BAC probiotic caplets.

     The Company believes that the market for nutraceuticals and probiotics, in particular, will continue to expand due to the on-going identification of disease processes coupled with an aging population increasingly motivated to preserve good health through involvement in their healthcare program and self administered preventative therapies. The development and identification of new nutraceutical products may require combining interdisciplinary technologies including plant science, microbiology, biochemistry, and nutrition. Among the non-proprietary dietary supplement products manufactured by the Company are capsules, tablets, and pre-mixes containing single vitamins (such as Vitamin C and Vitamin E), herbal extracts (such as ginseng, garlic, and ginkgo biloba), antioxidants, enzymes, and lactic acid bacteria cultures.

  Calcium D-Glucarate

     In July of 1997, the Company and Biochemix, Inc. ("Biochemix"), an unaffiliated privately held company, entered into a definitive agreement for the exclusive licensing to Nutraceutix of certain patents pertaining to the use of glucarate salts and their derivatives in a sustained-release form. Glucarate salts are specifically used for the nutritional support of one of the body's major mechanisms of ridding itself of carcinogens and environmental toxins, a process referred to as glucoronidation. The agreement provides for the exclusive licensing of certain formulas, which contain vitamins, minerals, herbal extracts, and antioxidants that incorporate the glucarate salt, Calcium D-glucarate for lung, breast and prostate health.

     In August of 1998, the Company and Biochemix entered into agreements for the exclusive licensing of certain other formulas, which incorporate Calcium D-glucarate for colon and liver health. Biochemix is a technology transfer company whose principals developed and patented the applications of glucarate salts at the Science Park at the University of Texas, MD Anderson Cancer Center. These principals are now at the AMC Cancer Center in Denver, Colorado.

     Conjugation, which is the combining of carcinogens and/or environmental toxins with an inert molecule, is one of the body's most important and natural protective mechanisms for dealing with carcinogens and toxins. Glucoronidation is the conjugation of carcinogens with glucuronic acid. Glucuronic acid is a derivative of glucarate salts, Calcium D-glucarate. The resulting conjugates can be readily excreted in the bile and urine. The reverse reaction is referred to as de-glucuronidation and is mediated by the enzyme Beta Glucuronidase. Glucarate salt derivatives are potent inhibitors of Beta Glucuronidase and the de-glucuronidation reaction. An appropriate concentration of glucarate salts has been shown in animal studies to inhibit this reverse reaction; thus, preventing the reactivation of conjugated carcinogens. The inhibition of de-glucuronidation with glucarate salts has been shown to specifically reduce cancer in animal models exposed to chemical carcinogens. The specific glucarate salt, which has been developed into lung, breast, colon, liver, and prostate health products, is Calcium D-glucarate. To date, there have been no definitive clinical human studies providing evidence of the efficacy of Calcium D-glucarate in cancer prevention in humans.

     Glucuronic acid is found in low concentrations in humans and animals and is a material constituent of certain fruits and vegetables. Currently, no toxic effects have been observed with dietary supplementation in humans with Calcium D-glucarate and the FDA does not require an extended approval for its use as a nutritional supplement.

     As of December 31, 2000, the Company has sub-licensed Calcium D-glucarate to approximately 57 companies for products marketed as dietary supplements for the maintenance of breast, colon, liver, lung, and prostate health. To date, the sales histories of these companies suggest continued growth and usage of Calcium D-glucarate in health supplements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6.

  Nutraceutical-Based Productivity Supplements For the Agriculture Industry

     The Company has two primary agriculture product lines which it manufactures and sells: (1) Lactobacillus sp. products which, independent field trials have confirmed, enhance feed efficiency in feedlot cattle and (2) silage inoculum which, independent field trials have confirmed, preserve the nutritional value of stored forages.

     The Company's silage inoculant, which is sold on an original equipment manufacturers ("OEM") basis and under the BIOPOWER silage inoculant brand, aids in the natural fermentation of cut forages for storage in silos and bunkers, preserving nutrients by decreasing the occurrence of unwanted spoilage organisms.

     The Company's Lactobacillus sp. based microbial feed additive products are marketed under the following trademarks: COBACTIN, COBACTIN II, and COBACTIN PLUS for commercial feedlot and dairy cattle. COBACTIN microbial feed additive is a living Lactobacillus acidophilus culture, preserved to provide a stable blend of genetically selected lactic acid bacteria for feedlot and dairy cattle. Approximately 22 independent, university, and research institute studies have confirmed the efficacy of COBACTIN microbial feed additives in increasing feed efficiency. Comparable results have been seen in dairy cows and poultry. These products have been demonstrated in independent field trials to increase feed efficiency in feedlot cattle.

     COBACTIN and COBACTIN II microbial feed additives for dairy cows have been shown in independent field trials to increase milk production.

     COBACTIN microbial feed additive for poultry has been shown in independent field trials to increase feed efficiency in poultry; however, the lack of an effective delivery system for poultry has prevented commercial development of this product line.

     These COBACTIN products are the result of ten years of research by the Company aimed at the development of proprietary microbial feed supplements designed to enhance animal feed efficiency. This product line is based on the premise that animal nutrition, primarily in ruminant animals, requires the presence of positive bacteria in the animal's digestive tract.

     In September 1999, Nutraceutix and Biotal, Inc. announced the formation a strategic alliance to sell microbial feed additives to cattle feedlots. Prior to this agreement, Nutraceutix and Biotal were competitors. Biotal has marketed their MICRO-CELL direct feed microbials since 1994, and recently, Biotal introduced a successful phase-feeding microbial program. As part of the agreement, Biotal represents and distributes COBACTIN and MICRO-CELL products. In addition to revenues generated by the manufacture of both COBACTIN and MICRO-CELL, Nutraceutix will receive royalties on the Biotal sales of both of these product lines.

     The Company holds two patents on the bacterial strain BT1389 of Lactobacillus acidophilus used in COBACTIN II microbial feed additive. The Company formulated COBACTIN PLUS, which the Company believes offers numerous product stabilization advantages. COBACTIN PLUS is composed of BT1389 Lactobacillus acidophilus with a stabilizer designed to extend shelf life. COBACTIN PLUS accounts for the majority of the Company's branded feed additive sales. Use of the product has been historically limited to large cattle feedlots and large dairies, which blend their own feed and which have the necessary equipment and expertise to deliver COBACTIN II to the feed daily. Even though COBACTIN has been shown to be effective in poultry, difficulties with daily blending of the product have resulted in the absence of sales in the poultry industry.

     In the cattle feedlot market, the Company has one primary competitor, Nutrition Physiology. The Company believes that it continues to derive a competitive advantage from its proprietary technology not available from other suppliers and from its strategic alliance with Biotal, Inc.

Manufacturing

     In December 1999, the Company announced the opening of a second fermentation facility in Redmond, Washington in response to increased demand for probiotic products. The new facility combined with the current facility located at corporate headquarters will produce over 26 species of beneficial bacteria used in inoculum, feed additives, dietary supplements, and the Company's proprietary LIVE-BAC products. The new facility has effectively doubled the Company's output of bulk microbial raw material.

  Private Label Heath Supplement Manufacturing

     The Company manufactures private label health supplements incorporating its patented and proprietary technologies or the probiotics produced in the Redmond, Washington fermentation facilities. Finished goods production takes place at its encapsulating, tableting, bottling, and labeling facility in Lafayette, Colorado. The Company manufactures powdered drink mixes and blended products for other nutritional companies under their own brand names. This includes health supplements that incorporate Calcium D-glucarate, probiotic strains developed by the Company, and probiotic strains employed in the Company's LIVE-BAC caplet process.

     The LIVE-BAC caplet process is a technology that results in extended shelf life of tablets or caplets containing lactic acid bacteria. Caplets of probiotics manufactured using the LIVE-BAC process have demonstrated superior viability and shelf life as compared to conventional capsules.

  Animal Health Products

     In addition to its own COBACTIN and BIOPOWER products, the Company manufactures microbial products for several agriculture companies on a private label and OEM basis at its fermentation plant located at its corporate headquarters in Redmond, Washington. These products include microbial inoculum, feed and food additives and microbial-based dietary supplements. The company has over 15 years of experience in microbial fermentation, and holds two patents relating to a proprietary strain of Lactobacillus acidophilus.

MARKETING, SALES AND DISTRIBUTION

     In the human dietary supplement market, the Company relies on its sales and marketing personnel to sell lactic acid bacteria, Calcium D-glucarate, LIVE-BAC products and nutraceuticals incorporating the Company's patented and proprietary drug delivery technologies. In 2000, the Company relied on an internal sales executive assisted by independent brokers to sell its OEM or private label products containing probiotics to major nutraceutical companies involved in marketing these products to the consumer. In addition, the Company's efforts have been directed at partnering with major companies in the nutraceutical and pharmaceutical fields to co-develop unique and distinctive dietary supplements, OTC products, and prescription drugs incorporating Nutraceutix patented delivery technology.

     The Company relies on its sales partner, Biotal, Inc., to service customers of its animal feed products. The Company also markets and sells OEM and private label silage inoculum directly to branded companies in agriculture. Biotal Inc. markets, sells, and provides technical support for COBACTIN microbial feed additives for beef cattle in feedlots. Nutraceutix sales personnel are responsible for other sales in the agriculture industry including OEM and private label silage inoculums, BIOPOWER silage inoculum, private label feed additives and COBACTIN microbial feed additives for the dairy industry.

     The Company sells its own branded dietary supplements exclusively via the Internet under the BIOPOWER brand. The Company provides these products as a service to shareholders and employees. Other than the Internet posting of the BIOPOWER products, the Company is not actively involved in promoting sales via e-commerce.

COMPETITION

     The principal markets in which the Company's products are sold are both competitive and fragmented. There are competitors in manufacturing and product development in both the human and animal nutritional supplement markets. Increased competition could have a material adverse effect on the Company, as many competitors have superior financial and manufacturing resources available to them and may possess distribution and marketing capabilities more extensive than those of the Company.

     The Company's major competitors in the microbial products market and who manufacture lactic acid bacteria for inclusion in animal and human dietary supplements include Chris Hansen, Rhodia, Lallemand, Institut Rosell and Harmonium International, Inc.

     The Company believes that its primary competitive advantage results from proprietary technologies, which are not available from other suppliers, including LIVE-BAC caplets, Calcium D-glucarate, CDT controlled delivery technology, and lactic acid bacteria microbial feed technology. In the feed additive market, the September 1999 strategic alliance with Biotal Inc. increased Nutraceutix' competitiveness in the microbial feed additive market for beef cattle. The Company believes that this alliance will continue to provide increased sales in the beef feed additive markets. Additionally, the Company believes that other principal competitive factors in the sale of health supplements are quality, technology, manufacturing, timely delivery of products, and service. In the private label business, the Company has competitors with significantly more resources than the Company; however, the Company believes that its patented and proprietary technologies offer some competitive advantage with regards to these specific competitors.

     In the drug delivery field, the Company's major competitors include Alza Corporation, Biovail, Inc., Skyepharma PLC, Elan, Andrx, Inc., and KV Pharmaceuticals, Inc. The successful development and commercialization of major controlled delivery prescription drugs can take five to seven years and millions of dollars of research and clinical trials. The Company believes that these major competitors are better funded and equipped to fully realize the potential from new and unique patented drug delivery systems and are in possession of significantly stronger financial and research and development resources. The Company believes that it possesses advantages in the drug delivery industry with its CDT Patent No. 2 because of quicker product development, faster to market, and lower cost manufacturing.

     The oral controlled release market for OTC products and prescription drugs has been estimated at $7.74 billion in 2000 and is forecast at $8.0 billion in the United States in 2002. The Company believes that the drug delivery industry will continue to show strong growth in the future as many multi-national pharmaceutical companies seek new drug delivery technologies to "evergreen" their existing pharmaceutical franchises through new drug introductions involving older molecules incorporating new patented drug delivery technology. The introduction of 2 - 3 new products per year by each major pharmaceutical corporation is needed for the industry to maintain double-digit growth rates. Since revenues from a drug can drop by up to 70% when its patent expires, any method of adding new life to an existing product will protect brand sales. Incorporation of new, patented drug delivery technology is one such proven strategy.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

     With the exception of lactic acid cultures and probiotic blends, the Company obtains all of its raw materials for the manufacture of its products from outside sources. With the exception of Calcium D-glucarate, the Company, generally, does not have contracts with entities or persons committing such suppliers to provide the materials required for the production of its products. There are currently several suppliers of calcium D-glucarate in the United States, however, Biochemix, Inc. through its primary distributor Glucona, Inc. of Janesville, Indiana is the Company's exclusive supplier. Management expects Biochemix to be able to supply sufficient Calcium D-glucarate for the dietary supplement market. However, Nutraceutix has no direct control over Biochemix, Inc. or Glucona, Inc. and any prolonged interruption in the supply of Calcium D-glucarate could adversely affect the Company.

DEPENDENCE ON SIGNIFICANT CUSTOMERS

     In 2000, the Company received approximately 34% of its revenues from two customers: Rexall Sundown (18%) and Experimental and Applied Sciences (EAS) (16%). With the uncertainty in the nutraceutical markets in general, Management expects sales revenue fluctuations due to market conditions and the performance of its major customers. The Company continues to expand its sales customer base and, in 2000, over 90% of the sales generated for proprietary technologies and LIVE-BAC, other than those from Rexall Sundown, originated with new customers developed during the course of the year 2000.

INTELLECTUAL PROPERTY

     The Company currently holds two U.S. and one Canadian patent pertaining to COBACTIN feed additives, two U.S. patents related to the dispensing of microbial cultures, one exclusively licensed patent related to the uses of Calcium D-glucarate, and two issued U.S. patents for controlled delivery technologies licensed exclusively from Temple University. In November 2000, the Company filed patent applications jointly with Temple University for S.E.T. Self-Emulsifying Technology in both Canada and the United States. This patent is pending. S.E.T. technology has been shown to improve the bioavailability and reduce the side effects associated with drugs which are insoluble in water and increases the rate and extent of absorption in the gastrointestinal tract.

     The licensed Calcium D-glucarate patent expires in 2006, the Canadian patent pertaining to COBACTIN feed additives expires in 2009, and the other U.S. patents pertaining to COBACTIN feed additives will expire in 2010 and 2011. The two CDT patents licensed from Temple University have their full 20 years patent life commencing in 2000.

     As of December 2000, the Company had approximately 10 federal trademark registrations and six trademark applications pending with the U.S. Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products and technologies. Following is a list of the Company's registered and pending trademarks: COBACTIN, COBACTIN PLUS, BIO TECHNIQUES, BIOPOWER, LIVE-BAC, NUTRACEUTIX, CDT, MDT, S.E.T., BT1386, COOL-TAB, BIO-TRACT, CO-EPO, BT1386, and COBACTIN E.

     The Company has a license agreement with Biochemix for delivery of calcium D-glucarate in certain health supplements. Under this agreement, the Company is required to purchase all Calcium D-glucarate raw material required in manufacturing and distribution from Glucona, Inc. which is the exclusive distributor for

Biochemix's patented D-glucarate. The Company pays for the development and use of certain Biochemix formulas for breast, liver, lung, colon, and prostate health through the exclusive procurement of D-glucarate raw material from Biochemix, Inc. and Glucona, Inc. at an agreed upon price.

     The Company pays certain royalties to the original developers of certain of its agriculture products. See "Note J of Notes to Financial Statements" contained in Item 7.

     The Company has two license agreements with Temple University for the two patents related to controlled delivery technology as applied to dietary supplements, OTC products, and prescription drugs. In December 1998, the Company paid a non-refundable license fee of $25,000 to Temple University pursuant to the terms of the license agreement for the patent pending on the first CDT technology. Also, the Company is obliged to pay a royalty of $0.30 per 1000 tablets or capsules of dietary supplements produced using this first technology. The Company is obligated to pay an annual $10,000 license maintenance fee, which license maintenance fee payment may be credited against royalties due during the calendar year. The agreement does not provide for carry-over of unused credit to subsequent years. During 2000, royalty payments totaled $10,000, which were applied against the annual license maintenance fee.

     In June 1999, the Company and Temple University signed a definitive agreement for the exclusive licensing of OTC pharmaceuticals using CDT Patent No. 1. The Company is obligated to pay a royalty of $0.40 per thousand tablets or capsules of OTC products produced using this first generation technology. The Company is also obligated to pay an annual non-refundable license maintenance fee of $10,000 which license maintenance fee payment may be credited against royalties due during the same calendar year. The agreement does not provide for carry-over of unused credit to subsequent years. The Company has not developed any OTC products employing this CDT Patent No. 1 technology, but continues to actively seek co-development partners in this area.

     With regard to the second exclusive license agreement between the Company and Temple University, dated September 28, 2000 for the CDT Patent No. 2 technology, the Company paid an initial licensing fee of $50,000 and pays an annual non-refundable licensing fee of $25,000. However, up to 50% of this fee may be reduced by credits for license fees, and research and development costs involved in commercializing the technology. Pursuant to this license agreement the Company is obligated to pay royalties to Temple University of $0.30 per thousand tablets of dietary supplements produced using the CDT Patent No. 2, $0.45 per thousand tablets of OTC products produced, and a 4% royalty on net sales of prescription drugs produced by Nutraceutix or its co-development partners. Furthermore, the Company is obligated to share equally any up-front monies paid to Nutraceutix by co-development partners after deducting the specified research and development costs associated with the product development. There is provision for the Company to carry forward any unused credits from one product development project to the next against the annual license fee and sharing of up-front payments.

GOVERNMENT REGULATION

     Many of the company's products are Generally Regarded As Safe ("G.R.A.S.") by the FDA and, therefore, do not currently require extended approvals. Recent legislation has resulted in a regulatory environment which sets what the Company considers to be reasonable limitations and guidelines on health claims and labeling for natural products and dietary supplements under the Dietary Supplement Health Education Act ("DSHEA"). Thus, the Company believes that the current and foreseeable governmental regulation of dietary supplements, probiotics, and animal nutrition products will have a minimal impact on the Company's nutraceutical business.

     The Company believes that a long standing debate within the FDA regarding the safety and continued commercial availability of ephedra containing dietary supplements as well as the non-prescription availability of prohormones presents some risk to future sales of these diet and sports nutrition products by the Company. Such regulations have not been promulgated; however, the Company is taking measures to minimize the future impact of any unfavorable laws or regulations which may affect its sales of these products. No assurances can be made that the FDA will continue to permit unrestricted sale and distribution of either ephedra compounds or sports nutrition prohormones and such restrictions or changes in the currently favorable regulations could have a material adverse effect on the Company.

     Statements of the Company and its customers regarding dietary supplement products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims by nutraceutical companies.

     The Company manufactures products for nutraceutical companies who distribute these products under their own trademarks and who supply their labels to Nutraceutix. Such private label customers are subject to governmental regulations in connection with their purchase, marketing, distribution, and sale of contract manufactured products. Nutraceutix is subject to such regulations as apply to the manufacture of such products and its delivery of services to such customers; however, the Company's private label customers, and their labeling, marketing, and distribution of such products, are beyond the Company's control. Nevertheless, the failure of these private label customers to comply with applicable laws could have material adverse effects upon the Company.

RESEARCH AND DEVELOPMENT

     In 2000, the Company reorganized its research and development capabilities and structure in order to focus on its exploitation of the newly acquired CDT Patent No. 2 and the opportunities presented in the OTC and prescription drug markets for drug delivery technology.

     The Company currently funds all research and development internally with net earnings from its nutraceutical and dietary supplement business as well as with license fees and co-development research and development payments received from sub-licensees of drug delivery technology.

     In 2000 and 1999, the Company spent $380,799 (approximately 4% of revenues) and $295,979 (approximately 3% of revenues), respectively, on product research and development. The Company believes this level of research and development expenditure to be necessary for the full realization of the potential of existing drug delivery technology in the dietary supplement market; however, increased research and development spending will be required to both replace existing technologies with newer, state of the art technologies, as current patents expire and to create an effective drug delivery development unit within the Company.

MICROBIAL PRODUCT DEVELOPMENT

     The Company has conducted research into the role of resident bacteria that are normally found in the gastrointestinal tract of humans and the delivery of viable lactic acid bacteria in supplemental form. This research has also resulted in the development of the LIVE-BAC process for tableting lactic acid bacteria in order to extend shelf life at room temperature and to preserve microorganism viability at room temperature. The LIVE-BAC process has been shown through in-vitro studies to yield a caplet/tablet with significantly superior shelf life as compared to conventional capsules. The shelf life of lactic acid bacteria in dietary supplement form has been historically problematic. The Company is continuing its efforts to develop new applications of its LIVE-BAC and drug delivery technologies aimed at extending lactic acid bacteria shelf life and viability in caplets. The Company has developed proprietary strains of lactic acid bacteria that, in laboratory in-vitro testing, suggest an ability to inhibit certain pathogens. Further research will be required to generate evidence of the in-vitro and clinical effectiveness of these strains. The Company intends to continue research into it proprietary microbial strains in 2001 as well as into drug delivery technologies applied to probiotics, in general.

HEALTH SUPPLEMENT DEVELOPMENT

     The Company develops products requested by private label customers and/or develops new product concepts that it then licenses to the customers. The Company also actively seeks and reviews new nutraceutical materials (such as Calcium D-glucarate) and drug delivery technologies developed at universi-ties or by independent researchers with the view to acquiring the intellectual property. The Company then conducts applied research on the intellectual property in order to develop a commercial product or application which it then licenses to co-developers or commercial partners.

     The Company intends to further exploit its intellectual property position within the nutraceutical and sports nutrition markets in 2001 and beyond. Historical sales of patented and proprietary drug delivery technology within the sports nutrition market have demonstrated this market segment's ready acceptance of Nutraceutix technologies and their successful commercial applications.

COMPLIANCE WITH ENVIRONMENT LAWS

     The Company believes that it is in compliance with all relevant environmental laws. Due to the nature of the Company's operations, to date, the cost of complying with environmental laws has not had a significant effect on the Company's operations.

EMPLOYEES

     As of December 31, 2000, the Company employed 47 full time employees, consisting of four executives, 28 production personnel, two sales and marketing personnel, two research and development personnel, five quality control personnel and six administrative personnel. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters, including administrative offices, production and research and development facilities are located approximately fifteen miles northeast of Seattle at 8340 154th Avenue Northeast, Redmond, Washington 98052. The property, consisting of 15,893 square feet, is leased for a term of sixty (60) months with a lease termination date of November 30, 2003. The production facility includes equipment for fermentation, formulation, packaging and storage. The Company leases an additional building consisting of 1,879 square feet for off-site storage and product blending, located approximately one-half mile from the corporate headquarters at 14822 NE 95th Street, Redmond, Washington. The storage space is leased through July 31, 2003. In November 1999, a third property of 9,620 square feet located at 9625 153rd Avenue SE, Redmond, Washington was leased for a term of sixty (60) months with a lease termination date of December 31, 2004. The space duplicates the fermentation facility located at 8340 154th Avenue Northeast. The new facility nearly doubled production capacity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders during the quarter ended December 31, 2000.

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

                                  COMMON STOCK

               PERIOD -- FISCAL YEAR 2000                  HIGH ASK    LOW BID
               --------------------------                  --------    -------
First Quarter ending March 31, 2000......................    0.88       0.38
Second Quarter ending June 30, 2000......................    0.91       0.41
Third Quarter ending September 30, 2000..................    0.91       0.38
Fourth Quarter ending December 31, 2000..................    0.59       0.22


               PERIOD -- FISCAL YEAR 1999                  HIGH ASK    LOW BID
               --------------------------                  --------    -------
First Quarter ending March 31, 1999......................    0.91       0.44
Second Quarter ending June 30, 1999......................    0.63       0.38
Third Quarter ending September 30, 1999..................    0.91       0.38
Fourth Quarter ending December 31, 1999..................    0.59       0.22

     The approximate number of record holders of the Company's Common Stock as of December 31, 2000 was 1,405 inclusive of those brokerage firms and/or clearinghouses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     The following discussion and analysis should be read in conjunction with the Financial Statements, including the notes thereto, appearing in this Form 10-KSB. Except for the historical information contained herein, the matters discussed in this report contain forward-looking statements that are based on management's beliefs and assumptions, current expectations, estimates and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions are forward-looking statements. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. Important factors to consider in evaluating such forward-looking statements include (i) the potential sales and earnings volatility of the Company (ii) the impact on the Company of the loss of a major customer; (iii) the absence of clinical studies on long-term effects of human consumption of the ingredients the Company uses in its products; (iv) the effect of potential new laws and regulations; (v) the effect of unfavorable publicity; (vi) the Company's dependence on new product developments; (vii) the dependence of the Company on its suppliers; and (viii) the dependence on sublicensees and the impact on the Company's ability to grow in existing markets. The Company disclaims any obligation to update forward-looking statements whether as a result of the new information, future events or otherwise.

     Important factors that may affect future results include, but are not limited to, the impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing, uncertainty of market acceptance of new products, and other risks detailed form time to time in the Company's Investor Relations Department. See "Outlook -- Issues and Uncertainties" below.

NET REVENUES

     Net revenues decreased 13% or $1,380,612 to $8,891,805 for the year ended December 31, 2000 from net revenues of $10,272,417 for the year ended December 31, 1999. The Company had two major customers that represented 18% (Rexall Sundown) and 16% Experimental and Applied Sciences (EAS) of net revenues in 2000 An analysis of the Company's four revenue-generating centers is outlined below:

REVENUE GENERATING PROFIT CENTERS

     The Company operates four primary revenue-generating profit centers:

        1. Proprietary Technology -- The Company's proprietary technologies include Calcium D-Glucarate, Live-Bac caplets, molecular dispersion technology and controlled delivery technology. Revenues are realized from the sales of glucarate as a raw material to other manufacturers for incorporation into sublicensed customer's private label products, manufacturing by the Company for sublicensed customer's private label products containing Calcium D-Glucarate, sales of Live-Bac caplets, licensing and research and development fees for development of controlled delivery technology prescription drugs, over the counter (OTC) products and the manufacture of health supplements incorporating CDT controlled delivery technology and molecular dispersion technology.

          2. Private Label Manufacturing of Health Supplements -- The Company manufactures health supplements for private label customers at its manufacturing facility in Lafayette, Colorado. Revenues are realized from bottling, labeling, and manufacturing of tablets, capsules, herbal pre-blends, and health supplement pre-blends for inclusion into food products and bulk-packaged products.

          3. Fermentation -- The Company manufactures and realizes revenues from the sale of viable (live) freeze dried bacteria for companies on a private label and OEM basis at its fermentation plant located in Redmond, WA.

          4. Cobactin microbial feed additive -- Cobactin for feedlot cattle is a viable (live) Lactobacillus acidophilus that provides a stable blend of lactic acid bacteria on a daily basis. Revenues are realized from the sale of Cobactin brand proprietary products and royalties resulting from the microbial feed additive alliance with Biotal, Inc.

  Proprietary Technology

     Revenues from proprietary technology increased 17% or $797,501 to $5,469,308 for the year ended December 31, 2000 from revenues of $4,671,807 for the year ended December 31, 1999.

     Calcium D-Glucarate sales increased 62% or $438,162 to $1,150,232 for the year ended December 31, 2000 compared to $712,070 for the year ended December 31, 1999. The increases are attributed to the addition of 26 new sub-licensees since December 31, 1999 as well as increased orders for product from existing customers.

     LIVEBAC sales increased 50% or $662,766 to $2,000,379 for the year ended December 31, 2000 compared to $1,337,613 for the year ended December 31, 1999. The increased sales of products produced using the LIVEBAC technology reflects the addition of new customers and increased sales to current customers.

     Proprietary delivery system technology sales decreased 12% or $303,427 to $2,318,697 for the year ended December 31, 2000 compared to $2,622,124 for the year ended December 31, 1999. During the fourth quarter of 1999, MET-Rx USA was acquired by Rexall Sundown and in turn, Rexall Sundown was itself acquired by Royal Numico in the first quarter of 2000. During the quarter ending June 30, 2000, Rexall Sundown cancelled all in-house orders for products containing androstiene in response to the Food and Drug Administration review of the regulations surrounding the sale of these products. The cancellation of the androstiene orders resulted in the lowest quarterly sales of CDT/MDT technology products since the first quarter of 1999. For the year ended December 31, 2000, sales to MET-Rx USA decreased 72% or $1,877,414 to $744,710 compared to $2,622,124 for the year ended December 31, 1999. New customers sub-licensed to sell proprietary delivery system technology during the twelve months ended December 31, 2000 represent 62% or $1,448,987 of proprietary delivery system technology sales.

     Licensing fees and research and development contract revenues for the year ended December 31, 2000 were $125,000 as compared to $0 for the year ended December 31, 1999. The licensing fees and research and development contracts include royalty revenues that will be recognized in future years. Contracts for health supplements and OTC products are expected to result in royalty revenues starting in 2002 and contracts for prescription drugs are expected to result in royalty revenues starting in 2005.

  Private Label Manufacturing of Health Supplements

     Sales of private label manufacturing of health supplements decreased 71% or $2,136,657 to $884,842 for the year ended December 31, 2000 compared to $3,021,499 for the year ended December 31, 1999. The Company expects sales of private label manufacturing of health supplements to decrease further in 2001 as the Company focuses on proprietary technology products.

     In 1999, the Company manufactured non-proprietary, powder fill products for MET-Rx USA as an interim service. There were no sales in the powder fill business during 2000 and there will be no further sales. The decrease in private label manufacturing reflects a decrease of non-proprietary product sales to MET-Rx USA totaling $1,349,782 as compared to the year ended December 31, 1999 of which $554,068 was powder fill products.

     Additionally, there was a decrease of $642,514, from $789,941 to $147,427 in sales to Rexall Showcase International for non-proprietary products from the year ended December 31, 1999 to the year ended December 31, 2000.

  Fermentation

     Sales of fermentation products increased 46% or $645,434 to $2,038,669 for the year ended December 31, 2000 compared to $1,393,235 for the year ended December 31, 1999. Sales to new customers, increased sales to existing customers and the alliance with Biotal, Inc. for the manufacture of MICRO-CELL feed additive product account for the increase in fermentation sales. The Company doubled its fermentation capacity in November 2000 in anticipation of increased demand for our fermentation products.

  COBACTIN

     The Company's sales of COBACTIN microbial feed additives decreased 58% or $686,890 to $498,986 for the year ended December 31, 2000 compared to $1,185,876 for the year ended December 31, 1999. These diminishing results reflect the September 1, 1999 agreement with Biotal, Inc. that reduced the sales price of COBACTIN feed additive, and correspondingly decreased sales and marketing expenses, and increased sales of fermentation products through the manufacture of MICRO-CELL feed additive product for Biotal, Inc. Management believes that lowered sales continue to reflect the impact of the conversion of COBACTIN customers to the MICRO-CELL two-phase feeding program. The overall financial effect of the Biotal agreement on Nutraceutix has been minimal.

GROSS PROFIT

     Gross profit decreased 2% or $45,816 to $2,421,161 for the year ended December 31, 2000 compared to $2,466,977 for the year ended December 31, 1999. The decline in gross profit reflects the decrease in total product revenues and the discontinuance of the MET-Rx USA business. This decrease was somewhat offset by the increase of fermentation, Live-bac and Calcium D-glucarate sales which carry higher gross margins.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses decreased 31% or $244,846 to $541,718 for the year ended December 31, 2000 from $786,564 for the year ended December 31, 1999. Approximately $183,000 of the decrease is attributed to the implementation of the Biotal, Inc. agreement on September 1, 1999 with the balance of the decrease in expenses reflecting reduced salaries and related expenses for the year ended December 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased 29% or $84,820 to $380,799 for the year ended December 31, 2000 from $295,979 for the year ended December 31, 1999. The increase is attributed to salaries and other expenses associated with the development of the controlled delivery technology and future development and discovery of proprietary technologies.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 4% or $57,395 to $1,570,467 for the year ended December 31, 2000 compared to $1,513,072 for the year ended December 31, 1999.

INTEREST EXPENSE

     Interest expense increased 26% or $64,014 to $306,926 for the year ended December 31, 2000 compared to $242,912 for the year ended December 31, 1999. The increase was due to new equipment leases in late 1999 and during the first quarter of 2000, as well as an increase in borrowing under the line of credit.

OTHER INCOME/EXPENSE

     Settlement expense of $180,000 in 1999 was a one-time expense associated with a settlement of litigation with BioUniversal, Inc. The MET-Rx settlement of $519,004 in 2000 was the accounting of a one-time, non-recurring settlement agreement with MET-Rx USA/Rexall Sundown for the termination of the agreement and cancelled purchase orders for CDT/MDT products. The terms of the settlement agreement consisted of a one-time cash payment, forgiveness of accounts payable and termination of the exclusive license agreement. See Note I of Notes to Financial Statements.

     Other income was $59,153 for the year ended December 31, 2000 compared to other expense of $32,667 for the year ended December 31, 1999.

NET EARNINGS

     The net earnings for the year ended December 31, 2000 were $199,408 compared to a net loss of $584,217 for the year ended December 31, 1999.

     Management believes that the Company has substantially realized the adverse effects of the decision by MET-Rx USA/Rexall Sundown to cancel the androstiene orders during the first half of 2000. Management does not anticipate any future CDT/MDT androstiene business with MET-Rx USA/Rexall Sundown due to regulatory issues. Other income realized by the settlement agreement with Rexall Sundown/MET-Rx USA diminished the negative impact of the terminated MET-Rx USA CDT/MDT androstiene business. The settlement agreement along with the corrective actions and expense controls initiated late in the second quarter of 2000 has mitigated the unfavorable effects of the lost MET-Rx sales.

EARNINGS PER SHARE

     Net earnings per share in 2000 was $0.011, while the net loss per share in 1999 was ($0.034).

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations and capital requirements primarily through borrowing and operations. As of December 31, 2000 the Company had working capital of $422,788 as compared to working capital of $369,397 at December 31, 1999. The recognized increase in working capital at December 31, 2000 was mainly generated from the net earnings for the year ended December 31, 2000. The major changes associated with working capital were an increase in accounts receivable of $539,324, a decrease in inventories of $412,497, a decrease in accounts payable of $375,915 and an increase in the line of credit of $345,000.

     The Company's conventional bank line of credit for $1,200,000 was renewed on May 1, 2000 for a term of twelve months subject to compliance with financial covenants. As of December 31, 2000, the Company had an available balance of $15,500 for borrowing. The bank line of credit continues to be collateralized by accounts receivable, inventory and equipment. The Company believes it will have adequate capital based on the presumption of a continuation of the bank line of credit.

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

                      OUTLOOK -- ISSUES AND UNCERTAINTIES

POTENTIAL SALES AND EARNING VOLATILITY

     The Company's sales and earnings continue to be subject to potential volatility based upon, among other things: (i) the adverse effect of distributors' or the Company's failure, and allegations of their failure, to comply with applicable regulations, which have in the past and could again in the future result in the removal of certain products from sale in certain countries, either temporarily or permanently; (ii) the negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain of the Company's products, the expansion of its operations into new markets and the introduction of its products into each such market; (iii) acquisition, consolidation or sale of key customers (iv) the inability of the Company to introduce new products or the introduction of more products by the Company's competitors; (v) general conditions in the nutritional supplement industry; (vi) consumer perceptions of the Company's products and operations and (vii) the general condition and viability of key customers' businesses which may be unrelated to any relationship between the Company and the key customer. In particular, because consumers ingest the Company's products, the Company is highly dependent upon consumers' perception of the safety and quality of its products. As a result, substantial negative publicity concerning one or more of the Company's products or other nutritional supplements similar to the Company's products could adversely affect the Company's results of operations or financial condition.

DEPENDENCE ON CUSTOMERS

     In 2000, the Company received approximately 34% of its total revenues from two customers: Rexall Sundown (18%) and EAS (16%). The loss of either of these two customers could have a materially adverse effect on the company.

DEPENDENCE ON KEY PERSONNEL

     The Company believes that its success depends to a significant extent on the existing management, the President and CEO, David Howard, the Vice President of Operations, Steve Moger, and the Director of Product Development, Steve Turner. The future success of the Company will depend, as well, upon its ability to retain and attract key personnel in the future; both, in the dietary supplement and nutraceutical unit and the drug delivery technology unit.

ABSENCE OF CLINICAL STUDIES

     Although many of the ingredients of the Company's products are vitamins, minerals, herbs, and other substances for which there is a long history of human consumption, some of the Company's products contain innovative ingredients; such as the glucarate salt, Calcium D-glucarate. While the Company believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these innovative product ingredients in a concentrated form. Accordingly, no assurance can be given that the Company's products, even when used as directed, will have the effects intended. Although the Company tests the formulation and production of its products to ensure that they are safe when consumed, as directed, the Company has not sponsored clinical trials on the long-term effect of human consumption.

     With respect to the registration, approval, and commercialization of the first and second generation CDT technology, the Company realizes that all analytic work completed to-date has involved in-vitro scientific studies. Additional human clinical bioavailability and bio-equivalence trials must be conducted in order to fully validate the asset value and commercial advantages associated with U.S. Patent 6,090,411. Until such clinical trials are performed, there can be no assurances that either the first or second-generation CDT technologies possess the necessary correlation between the available in-vitro analytic work and their performance in human subjects to become commercially viable technologies attractive to major pharmaceutical and OTC companies.

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

POTENTIAL EFFECT OF UNFAVORABLE PUBLICITY

     The Company believes that the nutritional supplement, OTC, and pharmaceutical markets are affected by national media attention regarding the consumption of dietary supplements, OTC products and prescription drugs. There can be no assurance that future scientific research or publicity will be favorable to these industries or any particular product, or consistent with earlier research or publicity. Future reports of research that are perceived less favorable or that question such earlier research could have a material adverse effect on the Company. Because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products.

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

DEPENDENCE ON LICENSEES

     The Company believes its ability to grow in its existing markets is in part dependent on the success of the companies which sub-license the Company's technology. The Company has no direct or indirect control over the conduct of the licensees' business or their operations. There is no assurance that adverse events in the licensees' businesses would not negatively affect the Company.

ITEM 7. FINANCIAL STATEMENTS

     See "Financial Statements and Notes to Financial Statements" set forth on pages F-1 through F-14 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company will file a definitive proxy statement ("Proxy Statement") relating to its 2001 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this report:

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Certificate of Incorporation and Amendment thereto(1)
     3.2      First Amended and Restated Bylaws(1)
     3.3      Amendment to Bylaws(3)
    10.1      Central Soya Company Licensing Voting Agreement(1)
    10.2      Building Lease -- 8340 154th Avenue NE, Redmond, WA
              (Corporate headquarters/ manufacturing facility)(1)
    10.3      Building Lease -- 14810 NE 95th St., Redmond, WA(1)
    10.4      Building Lease -- 1420 Overlook Drive, Lafayette, CO
              (Tableting, encapsulating, bottling plant)(1)
    10.5      Building Lease -- 1420 Overlook Drive, Lafayette, CO
              (Remainder of building for additional tableting,
              encapsulating, bottling and warehouse)(1)
    10.6      Building Lease -- 1400 Overlook Drive, Lafayette, CO
              (Warehouse)(1)
    10.7      Employment Agreement with William D. St. John(1)
    10.8      Stock Option Plan(1)
    10.9      Building Lease -- 1400 and 1420 Overlook Drive, Lafayette,
              CO (Tableting, encapsulation, bottling plant and warehouse)
              (Supersedes Exhibits 10.4, 10.5 and 10.6)(2)
    10.11     Rexall Showcase Agreement(2)
    10.12     Building Lease -- 9625 153rd Avenue NE, Redmond, WA
              (Manufacturing Facility)(3)
    10.13     MET-Rx, USA Agreement(3)
    23.1      Consent of Grant Thornton LLP, Independent Certified Public
              Accountants

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
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

(3) Incorporated by reference to Form 10-KSB (Reg. No. 000-24693) filed by the Company on March 30, 2000.

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          NUTRACEUTIX, INC.

March 30, 2001                            By:      /s/ DAVID T. HOWARD
                                            ------------------------------------
                                                      David T. Howard
                                             President, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              By: /s/ DAVID T. HOWARD                   President, Chief Executive      March 30, 2001
  ----------------------------------------------       Officer (Principal Executive
                  David T. Howard                                Officer)

              By: /s/ STEVEN H. MOGER                  Vice President of Operations     March 30, 2001
  ----------------------------------------------           (Principal Financial
                  Steven H. Moger                         and Accounting Officer)

          By:      */s/  HERBERT L. LUCAS                        Director               March 30, 2001
  ----------------------------------------------
                 Herbert L. Lucas

By:     */s/  ARTHUR S. PEARSON                                  Director               March 30, 2001
--------------------------------------------------
    Arthur S. Pearson

By:      */s/  CARL W. SCHAFER                                   Director               March 30, 2001
--------------------------------------------------
    Carl W. Schafer

By:       */s/  DANIEL B. WARD                                   Director               March 30, 2001
--------------------------------------------------
    Daniel B. Ward

By:      */s/  DAVID T. HOWARD                                                          March 30, 2001
--------------------------------------------------
    David T. Howard,
    Attorney-in-Fact*

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Nutraceutix, Inc.

     We have audited the accompanying balance sheets of Nutraceutix, Inc. (a Delaware Corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nutraceutix, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington
February 9, 2001

                               NUTRACEUTIX, INC.

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                 2000           1999
                                                              -----------    -----------
Current assets
  Cash......................................................  $    98,241    $   149,321
  Accounts receivable, less allowance for doubtful accounts
     of $5,312 and $0, respectively.........................    1,475,951        936,627
  Inventories...............................................    1,333,977      1,746,474
  Prepaid expenses..........................................      102,916        112,021
                                                              -----------    -----------
          Total current assets..............................    3,011,085      2,944,443
Property and equipment -- net...............................    1,874,315      1,461,324
Other assets
  Intangible assets -- net..................................      812,307        795,019
  Available-for-sale security...............................        4,444             --
                                                              -----------    -----------
                                                              $ 5,702,151    $ 5,200,786
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit............................................  $ 1,184,500    $   839,500
  Current maturities of long-term obligations...............      215,995        203,998
  Current maturities of capital lease obligations...........      234,799        217,394
  Accounts payable -- trade.................................      837,826        550,900
  Accounts payable -- Met-Rx................................           --        662,841
  Accrued liabilities.......................................       91,047         84,952
  Deferred revenue..........................................       24,130         15,461
                                                              -----------    -----------
          Total current liabilities.........................    2,588,297      2,575,046
Long-term obligations, less current maturities..............      450,916        533,730
Capital lease obligations, less current maturities..........      586,004        248,148
Commitments and contingencies...............................           --             --
Stockholders' equity
  Preferred stock authorized, 5,000,000 shares $.01 par
     value..................................................           --             --
  Common stock authorized, 30,000,000 shares $.001 par
     value..................................................       17,803         17,489
  Additional contributed capital............................   11,791,389     11,725,754
  Accumulated other comprehensive income....................      (32,285)            --
  Accumulated deficit.......................................   (9,699,973)    (9,899,381)
                                                              -----------    -----------
          Total stockholders' equity........................    2,076,934      1,843,862
                                                              -----------    -----------
                                                              $ 5,702,151    $ 5,200,786
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                 2000          1999
                                                              ----------    -----------
Net revenues................................................  $8,891,805    $10,272,417
Cost of revenues............................................   6,470,644      7,805,440
                                                              ----------    -----------
     Gross profit...........................................   2,421,161      2,466,977
Operating expenses
  Marketing and selling.....................................     541,718        786,564
  Research and development..................................     380,799        295,979
  General and administrative................................   1,570,467      1,513,072
                                                              ----------    -----------
                                                               2,492,984      2,595,615
                                                              ----------    -----------
     Operating loss.........................................     (71,823)      (128,638)
Other income (expense)
  Interest expense..........................................    (306,926)      (242,912)
  Settlement expense........................................          --       (180,000)
  Met-Rx settlement.........................................     519,004             --
  Other.....................................................      59,153        (32,667)
                                                              ----------    -----------
                                                                 271,231       (455,579)
                                                              ----------    -----------
       Net earnings (loss)..................................  $  199,408    $  (584,217)
                                                              ==========    ===========
       Net earnings (loss) per share........................  $     .011    $     (.034)
                                                              ==========    ===========
       Net earnings (loss) per share assuming dilution......  $     .011    $     (.034)
                                                              ==========    ===========

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                    ACCUMULATED
                                               COMMON STOCK       ADDITIONAL           OTHER
                                           --------------------   CONTRIBUTED      COMPREHENSIVE      ACCUMULATED
                                             SHARES     AMOUNT      CAPITAL           INCOME            DEFICIT       TOTAL
                                           ----------   -------   -----------   -------------------   -----------   ----------
Balance at December 31, 1998.............  16,861,812   $16,864   $11,570,129        $     --         $(9,315,164)  $2,271,829
Issuance of common stock through
  subscription agreement.................     625,000       625       155,625              --                  --      156,250
Net loss for the year....................          --        --            --              --            (584,217)    (584,217)
                                           ----------   -------   -----------        --------         -----------   ----------
Balance at December 31, 1999.............  17,486,812    17,489    11,725,754              --          (9,899,381)   1,843,862
Exercise of stock options for cash and
  stock, net.............................     316,477       314        62,533              --                  --       62,847
Stock options issued for services........          --        --         3,102              --                  --        3,102
Unrealized losses on available-for-sale
  security...............................          --        --            --         (32,285)                 --      (32,285)
Net earnings for the year................          --        --            --              --             199,408      199,408
                                           ----------   -------   -----------        --------         -----------   ----------
Balance at December 31, 2000.............  17,803,289   $17,803   $11,791,389        $(32,285)        $(9,699,973)  $2,076,934
                                           ==========   =======   ===========        ========         ===========   ==========

         The accompanying notes are an integral part of this statement.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                2000        1999
                                                              --------    ---------
Increase (Decrease) in Cash
Cash flows from operating activities:
  Net earnings (loss).......................................  $199,408    $(584,217)
  Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities
     Depreciation and amortization..........................   405,012      379,045
     Stock options granted for services.....................     3,102           --
     Write-off of start-up costs............................        --       50,266
     Legal settlement entered into under long-term
      obligation............................................        --      180,000
     Changes in assets and liabilities
       Accounts receivable..................................  (576,053)    (198,711)
       Inventories..........................................   412,497     (922,181)
       Prepaid expenses.....................................     9,105       89,167
       Accounts payable.....................................  (375,915)     932,022
       Accrued liabilities and deferred revenue.............    14,764       (8,364)
                                                              --------    ---------
          Net cash provided by (used in) operating
            activities......................................    91,920      (82,973)
                                                              --------    ---------
Cash flows from investing activities:
  Purchase of equipment.....................................   (73,367)    (155,785)
  Patent expenditures.......................................  (165,727)     (54,083)
                                                              --------    ---------
          Net cash used in investing activities.............  (239,094)    (209,868)
                                                              --------    ---------
Cash flows from financing activities:
  Payments on long-term and capital lease obligations.......  (538,488)    (397,067)
  Proceeds from long-term obligations.......................   226,735      161,539
  Net borrowings on line of credit..........................   345,000      428,000
  Net proceeds from issuance of common stock................    62,847      156,250
                                                              --------    ---------
          Net cash provided by financing activities.........    96,094      348,722
                                                              --------    ---------
Net increase (decrease) in cash.............................   (51,080)      55,881
Cash at beginning of year...................................   149,321       93,440
                                                              --------    ---------
Cash at end of year.........................................  $ 98,241    $ 149,321
                                                              ========    =========
Cash paid during the year for:
  Interest..................................................  $306,926    $ 242,912
                                                              ========    =========
Noncash investing and financing activities:
  Purchase of equipment under capital lease obligations.....  $596,197    $ 213,524
  Marketable securities received for reduction in customer
     receivable.............................................  $ 36,729    $      --

        The accompanying notes are an integral part of these statements.

                               NUTRACEUTIX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nutraceutix, Inc. (the Company) is a manufacturer of branded and private label nutritional supplements for human health, animal and food applications. The Company is also engaged in the research and development of pharmaceutical, microbial, nutritional and plant based products. The Company's customers are located throughout the United States.

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

  1. Accounts Receivable

     In 2000, the Company established an allowance for doubtful accounts totaling $5,312. In 1999, the Company considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was required.

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

Furniture and fixtures......................................   3 - 5 years
Machinery and equipment.....................................  3 - 10 years
Leasehold improvements......................................       3 years
Machinery and equipment under capital leases................  3 - 10 years

  4. Intangible Assets

     Intangible assets include capitalized technical and product rights, patents and trademarks. Technical and product rights and patents and trademarks are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. The Company evaluates its technical and product rights and patents and trademarks annually to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets.

 5. Research and Development Costs

     All expenditures for research and development are expensed in the year incurred.

 6. Other Comprehensive Loss

     Other comprehensive loss includes unrealized losses on an equity security classified as available-for-sale. Available for sale securities are reported at fair value, based on quoted market prices, with the net unrealized gains or losses reported as other comprehensive income or loss in stockholders' equity.

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 2000 AND 1999

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

 8. Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTE B -- INVENTORIES

     Inventories consist of the following at December 31:

                                                         2000          1999
                                                      ----------    ----------
Raw materials.......................................  $  714,112    $1,122,128
Work in progress....................................     473,276       589,720
Finished goods......................................     146,589        34,626
                                                      ----------    ----------
                                                      $1,333,977    $1,746,474
                                                      ==========    ==========

NOTE C -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                         2000          1999
                                                      ----------    ----------
Furniture and fixtures..............................  $   66,672    $   74,192
Machinery and equipment.............................   1,931,708     1,613,449
Leasehold improvements..............................      73,069        35,267
Machinery and equipment under capital leases........   1,278,010       967,109
                                                      ----------    ----------
                                                       3,349,459     2,690,017
Less accumulated depreciation and amortization......   1,269,794       933,864
Less accumulated amortization of machinery and
  equipment under capital leases....................     205,350       294,829
                                                      ----------    ----------
                                                      $1,874,315    $1,461,324
                                                      ==========    ==========

NOTE D -- INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                         2000          1999
                                                      ----------    ----------
Technical and product rights........................  $2,237,444    $2,237,444
Patents and trademarks..............................     532,633       366,906
                                                      ----------    ----------
                                                       2,770,077     2,604,350
Less accumulated amortization.......................   1,957,770     1,809,331
                                                      ----------    ----------
                                                      $  812,307    $  795,019
                                                      ==========    ==========

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE E -- LINE OF CREDIT

     The Company has a line of credit with a bank collateralized by accounts receivable, inventory and equipment which expires May 1, 2001. Under the terms of the line of credit, the Company can borrow up to $1,200,000 at an interest rate of prime plus 1% (10.5% at December 31, 2000). The Company has certain minimum financial covenants and is in compliance with all covenants at December 31, 2000.

NOTE F -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31:

                                                                2000        1999
                                                              --------    --------
Notes payable for equipment; with monthly installments
  totaling $13,801, including 16.4% interest; collateralized
  by production equipment; due in 2003......................  $348,246    $445,733
Notes payable to third party for leasehold improvement
  advance, payable in 34 monthly installments of $3,695
  including 15.5% interest, due in 2004.....................   131,628          --
Note payable to a third party for payment of legal
  settlement; payable in 36 monthly installments of $5,000
  beginning April 3, 2000; no stated interest rate..........   130,000     180,000
Note payable to a third party; with monthly installments of
  $1,643, including interest at 12.7%; collateralized by
  equipment; due in 2004....................................    55,484      67,328
Notes payable to a third party; with monthly installments of
  $6,643, including interest at 12.3%; collateralized by
  equipment; due in 2000....................................        --      25,985
Notes payable to third parties; no stated interest rate;
  uncollateralized; due on demand...........................        --      10,000
Other notes payable.........................................     1,553       8,682
                                                              --------    --------
                                                               666,911     737,728
Less current maturities.....................................   215,995     203,998
                                                              --------    --------
                                                              $450,916    $533,730
                                                              ========    ========

     Aggregate maturities of long-term obligations are as follows:

                 YEAR ENDING DECEMBER 31,
                 ------------------------
     2001.................................................  $215,995
     2002.................................................   241,654
     2003.................................................   156,734
     2004.................................................    52,528
                                                            --------
                                                            $666,911
                                                            ========

NOTE G -- LEASE OBLIGATIONS

     The Company conducts a substantial portion of its operations utilizing leased manufacturing and office facilities, expiring through 2004. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. The Company also leases machinery and equipment under capital leases expiring through 2005.

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 2000 AND 1999

     The following is a schedule by years of future minimum lease payments together with the present value of the minimum payments under capital and operating leases as of December 31, 2000:

                                                               CAPITAL      OPERATING
                  YEAR ENDING DECEMBER 31,                      LEASES        LEASES
                  ------------------------                    ----------    ----------
     2001...................................................  $  347,772    $  536,000
     2002...................................................     282,412       354,100
     2003...................................................     207,405       323,000
     2004...................................................     168,224        89,700
     2005...................................................      78,617            --
                                                              ----------    ----------
  Future minimum lease payments.............................   1,084,430    $1,302,800
                                                                            ==========
  Less amount representing interest.........................     263,627
                                                              ----------
  Present value of minimum lease payments...................  $  820,803
                                                              ==========
  Current maturities........................................  $  234,799
  Long-term maturities......................................     586,004
                                                              ----------
                                                              $  820,803
                                                              ==========

     Rent expense for leased facilities and equipment was $665,277 and $502,781 for the years ended December 31, 2000 and 1999, respectively.

NOTE H -- INCOME TAXES

     The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     The income tax provision reconciled to the tax computed at the statutory federal rate was approximately as follows at December 31:

                                                          2000        1999
                                                        --------    ---------
Tax expense (benefit) at statutory rate...............  $ 67,800    $(198,600)
Permanent differences.................................     8,700        5,700
Tax credits...........................................        --       26,800
Change in valuation allowance.........................   (76,500)     166,100
                                                        --------    ---------
                                                        $     --    $      --
                                                        ========    =========

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 2000 AND 1999

     Deferred tax assets and liabilities consist of the following at December
31:

                                                       2000           1999
                                                    -----------    -----------
Current asset, net
  Inventory reserve...............................  $    64,413    $        --
  Stock options granted and exercised.............       22,423             --
  Other accrued liabilities.......................       21,969         18,661
  Less valuation allowance........................     (108,805)       (18,661)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========
Non-current asset, net
  Net operating loss carry forwards...............  $ 2,418,838    $ 2,684,645
  Depreciation and amortization...................     (174,017)      (273,208)
  Other tax credits...............................      134,265        134,265
  Less valuation allowance........................   (2,379,086)    (2,545,702)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

     The Company has established a valuation allowance of $2,487,891 and $2,564,363 as of December 31, 2000 and 1999, respectively, due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets.

     At December 31, 2000, an operating loss carryforward of approximately $7,100,000 expiring through 2020 is available to offset future taxable income. Investment tax credits and research and experimentation tax credits of $43,443 and $90,822, respectively, expiring in 2000 through 2003, are also available. If ownership changes should occur, there may be certain limitations on the use of these carryforwards, as defined by Internal Revenue Code Section 382.

NOTE I -- MET-RX AGREEMENT

     On September 18, 2000, the Company entered into an agreement with Met-Rx, USA, Inc. (Met-Rx), which terminated the Product Sales and Sublicense Agreement for Controlled Delivery Technology and Molecular Dispersion Technology Products (the Sublicense Agreement), entered into on March 6, 2000. The termination agreement required Met-Rx to pay the Company a one-time payment of $150,000 to satisfy all of Met-Rx's obligations under the Sublicense Agreement. In conjunction with the termination agreement, certain accounts payable and advance payments totaling $369,000 due to Met-Rx were forgiven. As a result, the Company recognized a gain on the transaction of approximately $519,000, which is included in Other Income in the Statement of Operations.

NOTE J -- TECHNICAL RIGHTS AND ROYALTY AGREEMENTS

     In September 2000, the Company entered into an agreement with Temple University (Temple) to obtain an exclusive worldwide license of a licensed product, with the right to sublicense. Under this agreement and agreements previously entered into with Temple, the Company is required to make minimum annual royalty payments totaling $45,000.

     Under a technical and product rights agreement from a limited partnership which has now been dissolved, the Company has full and exclusive rights, title and interest to use and market products developed from the Feed Additives agreement. Under the Feed Additives agreement, the Company is required to make royalty payments to the former partners of the Feed partnership on sales of Feed Additives until December 31, 2010. During 2000 and 1999, royalty expense for Feed Additives amounted to $18,912 and $39,834, respectively.

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 2000 AND 1999

NOTE K -- RETIREMENT PLAN

     The Company has a defined contribution 401(k) retirement plan (the Plan) which covers all employees. The Company will match 25% of employee contributions, up to 4% of employee contributions. The Company contributed $11,105 and $7,625 to the Plan for 2000 and 1999, respectively.

NOTE L -- STOCK OPTIONS

     Under the terms of the Company's 1995 Stock Option Plan, officers, directors, employees and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 4,000,000 shares of common stock. The options are generally granted at exercise prices equal to the market value of the Company's common stock on the date of the grant. The options generally vest over three years and expire ten years from date of grant.

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

                                                          2000        1999
                                                        --------    ---------
Net earnings (loss)
  As reported.........................................  $199,408    $(584,217)
  Pro forma...........................................  $101,342    $(650,670)
Net earnings (loss) per share
  As reported.........................................  $   .011    $   (.034)
  Pro forma...........................................  $   .006    $   (.038)

     The fair value of option grants is estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31:

                                                           2000         1999
                                                         ---------    ---------
Expected volatility....................................         73%          69%
Expected dividend yield................................          0%           0%
Risk-free interest rate................................        5.5%         6.5%
Expected life..........................................  7.0 years    7.0 years

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 2000 AND 1999

     A summary of the Company's stock option plan's activity is as follows:

                                                        2000                           1999
                                             ---------------------------    ---------------------------
                                                             WEIGHTED                       WEIGHTED
                                                             AVERAGE                        AVERAGE
                                                             EXERCISE                       EXERCISE
                                              SHARES          PRICE          SHARES          PRICE
                                             ---------    --------------    ---------    --------------
Outstanding at beginning of year...........  2,436,052        $0.71         2,314,098        $0.75
Granted....................................  1,073,060         0.64           270,652         0.53
Exercised..................................   (368,592)        0.25                --           --
Forfeited..................................   (399,919)        0.98          (148,698)        0.96
                                             ---------        -----         ---------        -----
Outstanding at end of year.................  2,740,601        $0.71         2,436,052        $0.71
                                             =========        =====         =========        =====
Options exercisable at end of year.........  1,768,396        $0.75         1,846,812        $0.72
                                             =========        =====         =========        =====
Weighted-average fair value of options
  granted during the year..................                   $0.52                          $0.19
                                                              =====                          =====

     The following is a summary of stock options outstanding at December 31, 2000:

                                                          OPTIONS OUTSTANDING
                                          ----------------------------------------------------
                                                         WEIGHTED-AVERAGE
                                                            REMAINING
                                            NUMBER         CONTRACTUAL       NUMBER OF OPTIONS
             EXERCISE PRICE               OUTSTANDING          LIFE             EXERCISABLE
             --------------               -----------    ----------------    -----------------
$0.25 - $0.78...........................   1,591,301        7.79 years             676,062
$0.80 - $1.25...........................   1,149,300        5.18 years           1,092,334

     The Company has issued stock options to consultants outside of the 1995 Stock Option Plan. Options totaling 66,666 were outstanding and exercisable at December 31, 1999. No options were outstanding or exercisable at December 31, 2000. The weighted average exercise price of the options was $0.50 as of December 31, 1999, and the average remaining contractual life was 0.25 years. The events effecting these options in 2000 and 1999 are as follows: in 2000, 66,666 options were forfeited at an exercise price of $.50 and in 1999, 66,666 options were forfeited at an exercise price of $.50.

NOTE M -- EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is based on the weighted average number of shares outstanding during each period and income (loss) available to common shareholders. Earnings per share assuming dilution is based on the assumption that outstanding stock options were exercised.

     The table below presents the information used to compute earnings per common share, with and without dilution for the year ended December 31, 2000:

                                                 NET EARNINGS       SHARES        PER SHARE
                                                 (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                 ------------    -------------    ---------
Earnings per share:
  Income available to common stockholders......    $199,408       17,621,984        $.011
Effect of dilutive securities:
  Stock options................................          --          178,004           --
                                                   --------       ----------        -----
Earnings per common share assuming dilution:
  Earnings available to common stockholders and
     effect of assumed conversions.............    $199,408       17,799,988        $.011
                                                   ========       ==========        =====

                               NUTRACEUTIX, INC.

                           DECEMBER 31, 2000 AND 1999

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

     At December 31, 1999, the Company had 311,223 of stock options, which were dilutive. The computation for loss per share assuming dilution for the year ended December 31, 1999 was anti-dilutive; and therefore, is not included.

NOTE N -- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     In 2000, the Company had sales to two customers which accounted for approximately 18% and 16% of net revenues. In 1999, sales to two different customers accounted for approximately 40% and 10% of net revenues. The Company does not require its receivables to be collateralized, as such the Company's receivables are unsecured.

NOTE O -- CONTINGENCIES

     In 1999 and 2000, the Company was engaged in various lawsuits including, wrongful termination of a former employee, improper disposal of customer materials and violation of certain licensing rights of patented product. The management of the Company is vigorously contesting all claims.

     In the opinion of management, based upon advice of legal counsel, the ultimate outcome of the outstanding claims will not have a material impact on the Company's financial statements.

NOTE P -- SUBSEQUENT EVENT

     On the effective date of January 15, 2001, the Company entered into a separation agreement with each of its former Chief Scientific Officer and Vice President of Administration, Secretary and Treasurer. In conjunction with the agreement, the Company recorded severance costs in the first quarter of 2001 totaling approximately $306,000 of which approximately $261,000 will be paid over a twelve month period.