Form 10QSB
period 2001-03-31
NUTRACEUTIX INC
filed 2001-05-14
CIK 934936

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of issuer's common stock outstanding as of May 7, 2001:
17,803,289

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                NUTRACEUTIX, INC.
                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000                            1

         Statements of Operations for the three month period ended March 31, 2001 and
         March 31, 2000 (unaudited)                                                                    2

         Statements of Cash Flows for the three month period ended March 31, 2001 and
         March 31, 2000 (unaudited)                                                                    3

         Notes to Financial Statements                                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition or Plan of Operation              5

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                              9

         Signatures                                                                                    10

         Exhibit 11.1                                                                                  11

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                NUTRACEUTIX, INC.

                                 BALANCE SHEETS


                                     ASSETS

                                                                        March 31, 2001      December 31,
                                                                         (Unaudited)            2000
                                                                         ------------       ------------
CURRENT ASSETS
     Cash                                                                $     61,415       $     98,241
     Accounts receivable - net                                              1,365,487          1,475,951
     Inventories                                                            1,404,893          1,333,977
     Prepaid expenses                                                         171,213            102,916
                                                                         ------------       ------------

                   Total current assets                                     3,003,008          3,011,085

PROPERTY AND EQUIPMENT - net                                                1,823,341          1,874,315

OTHER ASSETS
     Intangible assets - net                                                  796,239            812,307
     Available-for-sale security                                                3,968              4,444
                                                                         ------------       ------------

                                                                         $  5,626,556       $  5,702,151
                                                                         ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                      $    899,500       $  1,184,500
     Current maturities of long-term obligations                              220,812            215,995
     Current maturities of capital lease obligations                          226,668            234,799
     Accounts payable - trade                                               1,115,224            837,826
     Accrued liabilities                                                      360,881             91,047
     Deferred revenue                                                              --             24,130
                                                                         ------------       ------------

                   Total current liabilities                                2,823,085          2,588,297

LONG-TERM OBLIGATIONS, less current maturities                                393,243            450,916

CAPITAL LEASE OBLIGATIONS, less current maturities                            545,512            586,004

COMMITMENTS AND CONTINGENCIES                                                      --                 --

STOCKHOLDERS' EQUITY
     Preferred stock authorized, 5,000,000 shares at $.01 par value                --                 --
     Common stock authorized, 30,000,000 shares $.001 par value                17,803             17,803
     Additional contributed capital                                        11,791,389         11,791,389
     Accumulated other comprehensive income                                   (32,761)           (32,285)
     Accumulated deficit                                                   (9,911,715)        (9,699,973)
                                                                         ------------       ------------

                   Total stockholders' equity                               1,864,716          2,076,934
                                                                         ------------       ------------

                                                                         $  5,626,556       $  5,702,151
                                                                         ============       ============


The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           Three months ended
                                                                March 31,
                                                      -----------------------------
                                                         2001             2000
                                                      -----------       -----------
Net revenues                                          $ 2,294,799       $ 2,068,607
Cost of revenues                                        1,515,343         1,530,530
                                                      -----------       -----------

           Gross profit                                   779,456           538,077

Operating expenses
   Marketing and selling                                  137,157           146,368
   Research and development                               144,938            80,136
   General and administrative                             342,801           344,478
                                                      -----------       -----------
                                                          624,896           570,982
                                                      -----------       -----------

           Operating profit (loss)                        154,560           (32,905)

Other income (expense)
   Interest expense                                       (77,351)          (65,228)
   Other                                                 (288,951)           58,425
                                                      -----------       -----------
                                                         (366,302)           (6,803)
                                                      -----------       -----------

           NET LOSS                                   $  (211,742)      $   (39,708)
                                                      ===========       ===========

           Net loss per share, basic and diluted      $    (0.012)      $    (0.002)
                                                      ===========       ===========

                                NUTRACEUTIX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Three months ended
                                                                            March 31,
                                                                       2001           2000
                                                                    ---------       ---------
Increase (Decrease) in Cash

Cash flows from operating activities:
     Net loss                                                       $(211,742)      $ (39,708)
     Adjustments to reconcile net loss to net
          cash provided by operating activities
           Depreciation and amortization                              111,082         102,396
           Changes in assets and liabilities
              Accounts receivable                                     110,464         (94,328)
              Inventories                                             (70,916)        (20,058)
              Prepaid expenses                                        (68,297)        (24,073)
              Accounts payable                                        277,398          26,887
              Advance from landlord for leasehold improvements             --         132,710
              Accrued liabilities and deferred revenue                245,704           1,765
                                                                    ---------       ---------

                   Net cash provided by operating activities          393,693          85,591
                                                                    ---------       ---------

Cash flows from investing activities:
     Purchase of equipment                                             (9,321)         (9,355)
     Patent expenditures                                              (24,923)        (20,803)
                                                                    ---------       ---------

                   Net cash used in investing activities              (34,244)        (30,158)
                                                                    ---------       ---------

Cash flows from financing activities:
     Payments on long-term and capital lease obligations             (111,275)       (129,572)
     Net borrowings (payments) on line of credit                     (285,000)         25,000
                                                                    ---------       ---------

                   Net cash used in financing activities             (396,275)       (104,572)
                                                                    ---------       ---------

Net decrease in cash                                                  (36,826)        (49,139)
                                                                    ---------       ---------

Cash at beginning of period                                            98,241         149,321
                                                                    ---------       ---------

Cash at end of period                                               $  61,415       $ 100,182
                                                                    =========       =========


Cash paid during the period for interest                            $  77,351       $  65,332
                                                                    =========       =========

Noncash investing and financing activities:
     Purchase of equipment under capital lease obligations          $   9,796       $ 298,342
                                                                    =========       =========
     Issuance of common stock for subscription receivable           $      --       $ 156,250
                                                                    =========       =========

The accompanying notes are an integral part of these statements.

                                NUTRACEUTIX, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. Financial Statements

The unaudited financial statements of Nutraceutix, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, for its fiscal year ended December 31, 2000.


NOTE 2. Inventories

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:


                                     March 31,
                                       2001                 December 31,
                                   (unaudited)                  2000
                                    ----------              ------------
Raw materials                       $  756,801               $  714,112
Work in progress                       489,288                  473,276
Finished goods                         158,804                  146,589
                                    ----------               ----------

                                    $1,404,893               $1,333,977
                                    ==========               ==========


NOTE 3. Net Loss Per Share

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 17,803,289 and 17,489,812 for the three months ended March 31, 2001 and 2000, respectively. At March 31, 2001 and 2000, 1,962,279 and
2,019,841 stock options were exercisable, respectively. Because of the net loss for the three months ended March 31, 2001 and 2000, common stock equivalent shares were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 4. Separation Agreements

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001. In conjunction with the separation agreements, the Company recorded severance costs totaling approximately $306,000, which is included in Other expenses in the Statement of Operations. Approximately $261,000 of the severance costs will be paid over a twelve-month period. As of March 31, 2001, approximately $211,000 of the unpaid severance costs is included in Accrued Liabilities in the Balance Sheet for the period ended March 31, 2001.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company's 2000 Annual Report on Form 10-KSB.

      Except for the historical information contained herein, the matters discussed in this quarterly report contain forward-looking statements that are based on Management's beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words "believes," "anticipates," "plans," "expects," "may," "should," or similar expressions, are forward-looking statements. Many of the factors that will determine the Company's future results are beyond the ability of the Company to control or predict. Important factors that may affect future results include, but are not limited to: impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing and uncertainty of market acceptance of new products. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially.

      The Company disclaims any obligation to update any forward-looking statements whether as a result of the new information, future events or otherwise.

      A more detailed discussion of these factors is presented in the Company's 2000 Annual Report on Form 10-KSB under the heading "Outlook - Issues and Uncertainties."

      NET REVENUE

      Net revenue increased 11% or $226,192 to $2,294,799 for the quarter ended March 31, 2001 from net revenue of $2,068,607 for the quarter ended March 31, 2000. An analysis of the Company's revenue-generating centers is outlined below:

      REVENUE GENERATING PROFIT CENTERS

      The Company operates three primary revenue-generating profit centers:

            1. Proprietary Technology - The Company's proprietary products and technologies include D-Glucarate(TM), Live-Bac(TM) caplets and CDT(TM) Controlled Delivery Technology. Revenue is realized from the sales of D-glucarate as a raw material to other manufacturers for incorporation into sublicensed customer's private label products, manufacturing by the Company for sublicensed customer's private label products containing D-Glucarate, sales of Live-Bac caplets, licensing and research and development fees for development of Controlled Delivery Technology prescription drugs, over-the-counter (OTC) products and the manufacture of dietary supplements incorporating CDT controlled delivery technology.

            2. Private Label Manufacturing of Health Supplements - The Company manufactures dietary supplements for private label customers at its manufacturing plant in Lafayette, Colorado. Revenue is realized from bottling, labeling, and manufacturing of tablets, capsules, herbal pre-blends, and dietary supplement pre-blends for inclusion into food products and bulk-packaged products.

            3. Fermentation - The Company manufactures and realizes revenue from the sale of viable (live) freeze-dried microorganisms for companies on a private label and OEM basis. Revenue is also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and royalties resulting from the alliance with Biotal, Inc. The fermentation plants are located in Redmond, WA.

      PROPRIETARY TECHNOLOGY

      Revenue from proprietary technology decreased 12% or $165,715 to $1,176,703 for the quarter ended March 31, 2001 from revenue of $1,342,418 for the quarter ended March 31, 2000, due to the loss of revenue associated with sports nutrition products sold to Met-Rx USA, which products were discontinued in the second quarter 2000. Calcium D-Glucarate sales decreased 3% or $8,074 to $236,059 for the quarter ended March 31, 2001 compared to $244,133 for the quarter ended March 31, 2000.

      LIVEBAC sales decreased 23% or $141,208 to $465,698 for the quarter ended March 31, 2001 compared to $606,906 for the quarter ended March 31, 2000. The decreased sales are a result of timing of orders from existing customers who placed orders for delivery in the next quarter. The Company does not expect this pattern to continue for the remainder of 2001.

      Proprietary delivery system technology sales decreased 64% or $316,433 to $174,946 for the quarter ended March 31, 2001 compared to $491,379 for the quarter ended March 31, 2000, which decrease is attributable to the loss of the Met-Rx USA sports nutrition business. For the quarter ended March 31, 2001, sales to MET-Rx USA/Rexall Sundown for CDT Controlled Delivery Technology decreased 100% or $491,379 from the quarter ended March 31, 2000.

      Licensing fees and research and development contract revenue for the quarter ended March 31, 2001 was $300,000 as compared to $0 for the quarter ended March 31, 2000. Management anticipates growth in revenue derived from drug delivery technology licensing fees and research and development contract revenue as a result of the acquisition of a global license to a second controlled delivery technology patent in the third quarter 2000. The licensing fees and research and development contracts include royalty revenue that will be recognized in future years. Contracts for dietary supplements are expected to result in royalty revenue starting in 2002 and contracts for over-the-counter
(OTC) products and prescription drugs are anticipated to result in royalty revenue starting in 2005. This second controlled delivery patent, developed in the laboratories of Dr. Reza Fassihi at Temple University School of Pharmacy in Philadelphia, Pennsylvania, was issued by the U.S. Patent Office on July 18, 2000 and was subsequently licensed exclusively to Nutraceutix, Inc. for all applications in nutraceutical/dietary supplements, over-the-counter (OTC) products and prescription drugs.

      PRIVATE LABEL MANUFACTURING OF HEALTH SUPPLEMENTS

      Sales of private label manufacturing of dietary supplements increased 37% or $57,766 to $214,542 for the quarter ended March 31, 2001 compared to $156,776 for the quarter ended March 31, 2000. The Company expects the overall sales of private label manufacturing of health supplements to decrease in 2001 as the Company focuses on proprietary technology products.

      FERMENTATION

      Sales of fermentation products increased 59% or $334,141 to $903,554 for the quarter ended March 31, 2001 compared to $569,413 for the quarter ended March 31, 2000. Sales to new customers and increased sales to existing customers account for the increase in fermentation sales. The Company doubled its fermentation capacity in November 2000 in anticipation of increased demand for our fermentation products.

      The Company's sales of COBACTIN microbial feed additives decreased 33% or $54,275 to $109,673 for the quarter ended March 31, 2001 compared to $163,948 for the quarter ended March 31, 2000. These diminishing results reflect the September 1, 1999 agreement with Biotal, Inc. that reduced the sales price of COBACTIN feed additive, and correspondingly decreased sales and marketing expenses, and increased sales of fermentation products through the manufacture of MICRO-CELL feed additive product for Biotal, Inc. Management believes that lowered sales continue to reflect the impact of the conversion of COBACTIN customers to the MICRO-CELL two-phase feeding program. The Company expects sales to continue to decrease as Biotal switches Cobactin users to their two-phase feeding program. The overall financial effect of the Biotal agreement on the Company's financial results of operations has been minimal.

      GROSS PROFIT

      Gross profit increased 45% or $241,379 to $779,456 for the quarter ended March 31, 2001 compared to $538,077 for the quarter ended March 31, 2000. The increase in gross profit reflects the addition of licensing fees and research and development contract revenue during the quarter ended March 31, 2001.

      SELLING AND MARKETING EXPENSES

      Selling and marketing expenses decreased 6% or $9,211 to $137,157 for the quarter ended March 31, 2001 from $146,368 for the quarter ended March 31, 2000 due to decreased costs associated with the Biotal agreement. The Company anticipates increased selling and marketing expenses as it continues to increase its focus on proprietary products and sales of dietary supplement probiotics.

      RESEARCH AND DEVELOPMENT EXPENSES

      Research and Development expenses increased 81% or $64,802 to $144,938 for the quarter ended March 31, 2001 from $80,136 for the quarter ended March 31, 2000. The increase is attributed to salaries and other expenses associated with the development of the controlled delivery technology and future development of proprietary technologies. Research and development expenses are expected to increase in 2001 due to the anticipated increase in research and development contracts.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased $1,677 to $342,801 for the quarter ended March 31, 2001 compared to $344,478 for the quarter ended March 31, 2000.

      INTEREST EXPENSE

      Interest expense increased 19% or $12,123 to $77,351 for the quarter ended March 31, 2001 compared to $65,228 for the quarter ended March 31, 2000. The increase was due to new equipment leases during the first quarter of 2000, as well as, an increase in borrowing under the line of credit.

      OPERATING PROFIT/LOSS

      Operating Profit for the quarter ended March 31, 2001 was $154,560 as compared to a loss of $32,905 for the quarter ended March 31, 2000.

      OTHER INCOME/EXPENSE

      During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and entered into a separation agreement with its former Vice President of Administration, Secretary and Treasurer. In conjunction with the separation agreements, the Company recorded severance costs totaling approximately $306,000, which is included in Other Expenses in the Statement of Operations. As of March 31, 2001, approximately $211,000 of the unpaid severance costs is included in Accrued Liabilities.

      Other income was $17,049 for the quarter ended March 31, 2001 compared to other income of $58,425 for the quarter ended March 31, 2000.

      NET EARNINGS

      The net loss for the quarter ended March 31, 2001 was $211,742 compared to a net loss of $39,708 for the quarter ended March 31, 2000. The increase in net loss for the quarter ended March 31, 2001 reflects the one-time, non-recurring expense of $306,000 associated with the separation agreements with the Company's former Chief Scientific Officer and Vice President of Administration, Secretary and Treasurer.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company finances its operations and capital requirements primarily through borrowing and operations. As of March 31, 2001 the Company had working capital of $179,923 as compared to working capital of $422,788 at December 31, 2000. The recognized decrease in working capital at March 31, 2001 was primarily generated from the net loss for the quarter ended March 31, 2001 from the accrual of the severance costs.

      The Company's conventional bank line of credit was renewed on May 1, 2001 for $1,170,000 for a term of twelve months subject to compliance with financial covenants. As of March 31, 2001, the Company had an available balance of $300,500 for borrowing. The bank line of credit continues to be collaterized by accounts receivable, inventory and equipment. The Company anticipates that its working capital needs for the remainder of the year will be met from operations and available borrowing capacity.

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


PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.       Description
            ----------        -----------
               11.1           Computation of Earnings (Loss) Per Share


      (b)   Reports on Form 8-K filed during the quarter ended March 31, 2001.

            None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NUTRACEUTIX, INC.



Date: May 14, 2001                      By: /s/ David T. Howard
                                            ------------------------------------
                                            DAVID T. HOWARD
                                            Chief Executive Officer, President,
                                            (Principal Executive Officer)



Date: May 14, 2001                      By: /s/ Steven H. Moger
                                            ------------------------------------
                                            STEVEN H. MOGER
                                            Vice President, Operations
                                            (Principal Financial Officer)