Form 10QSB
period 2001-06-30
NUTRACEUTIX INC
filed 2001-08-14
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 000-24693

NUTRACEUTIX, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	91-1689591 (I.R.S. EMPLOYER IDENTIFICATION NO.)

8340 - 154TH AVENUE NORTHEAST
REDMOND, WASHINGTON 98052
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(425) 883-9518
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares of issuer’s common stock outstanding as of August 10, 2001: 17,803,289

Transitional Small Business Disclosure Format: Yes [   ] No [X]

NUTRACEUTIX, INC.
FORM 10-QSB

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTIX, INC.
Balance Sheets
ASSETS

	June 30, 2001	December 31,
	(Unaudited)	2000

CURRENT ASSETS

Cash	$284,942	$98,241

Accounts receivable - net	1,722,828	1,475,951

Inventories	1,446,717	1,333,977

Prepaid expenses	276,191	102,916

Total current assets	3,730,678	3,011,085

PROPERTY AND EQUIPMENT - net	1,827,263	1,874,315

OTHER ASSETS Intangible assets - net	815,557	812,307

Available-for-sale security	4,349	4,444

	$6,377,847	$5,702,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES Line of credit	$1,589,500	$1,184,500

Current maturities of long-term obligations	318,633	215,995

Current maturities of capital lease obligations	233,424	234,799

Accounts payable - trade	1,222,518	837,826

Accrued liabilities	292,770	91,047

Deferred revenue	2,713	24,130

Total current liabilities	3,659,558	2,588,297

LONG-TERM OBLIGATIONS, less current maturities	333,810	450,916

CAPITAL LEASE OBLIGATIONS, less current maturities	544,521	586,004

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Preferred stock authorized, 5,000,000 shares at $.01 par value	—	—

Common stock authorized, 30,000,000 shares $.001 par value	17,803	17,803

Additional contributed capital	11,791,389	11,791,389

Accumulated other comprehensive income	(32,380)	(32,285)

Accumulated deficit	(9,936,854)	(9,699,973)

Total stockholders’ equity	1,839,958	2,076,934

	$6,377,847	$5,702,151

The accompanying notes are an integral part of these statements.

NUTRACEUTIX, INC.

Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues	$2,474,949	$1,934,864	$4,769,748	$4,003,471

Cost of revenues	1,668,149	1,473,855	3,183,492	3,004,385

Gross profit	806,800	461,009	1,586,256	999,086

Operating expenses Marketing and selling	141,346	126,530	278,503	272,898

Research and development	156,627	69,459	301,565	149,595

General and administrative	473,024	490,772	815,825	835,250

	770,997	686,761	1,395,893	1,257,743

Operating profit (loss)	35,803	(225,752)	190,363	(258,657)

Other income (expense)

Interest expense	(83,808)	(80,832)	(161,159)	(146,060)

Other	22,866	3,151	(266,085)	61,576

	(60,942)	(77,681)	(427,244)	(84,484)

NET LOSS	$(25,139)	$(303,433)	$(236,881)	$(343,141)

Net loss per share, basic and diluted	$(0.001)	$(0.017)	$(0.013)	$(0.020)

The accompanying notes are an integral part of these statements.

NUTRACEUTIX, INC.

Statements of Cash Flows
(unaudited)

	Six months ended
	June 30,

	2001	2000

Increase (Decrease) in Cash

Cash flows from operating activities:

Net loss	$(236,881)	$(343,141)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	221,573	204,665

Changes in assets and liabilities Accounts receivable	(246,877)	(116,914)

Inventories	(112,740)	164,439

Prepaid expenses	(173,275)	(90,860)

Accounts payable	384,692	87,138

Accrued liabilities and deferred revenue	180,306	(9,159)

Net cash provided by (used in) operating activities	16,798	(103,832)

Cash flows from investing activities:

Purchase of equipment and furniture	(14,214)	(28,993)

Patent and technology rights expenditures	(86,018)	(36,840)

Net cash used in investing activities	(100,232)	(65,833)

Cash flows from financing activities:

Payments on long-term obligations and capital lease obligations	(238,495)	(247,452)

Proceeds from long-term obligations	103,630	226,736

Net proceeds on line of credit	405,000	160,000

Net proceeds from issuance of common stock	—	7,500

Net cash provided by financing activities	270,135	146,784

Net increase (decrease) in cash	186,701	(22,881)

Cash at beginning of period	98,241	149,321

Cash at end of period	$284,942	$126,440

Cash paid during the year for interest	$161,159	$146,060

Noncash investing and financing activities:

Purchase of equipment under capital lease obligations	$77,539	$418,524

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30, 2001	December 31,
	(unaudited)	2000

Raw materials	$870,001	$714,112

Work in progress	482,886	473,276

Finished goods	93,830	146,589

	$1,446,717	$1,333,977

NOTE 3. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 17,803,289 and 17,498,933 for the three months ended June 30, 2001 and 2000, respectively, and 17,803,289 and 17,494,423 for the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, 2,090,665 and 2,049,741 stock options were exercisable, respectively. Because of the net loss for the three and six months ended June 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 4. SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001. In conjunction with the separation agreements, the Company recorded severance costs totaling approximately $306,000, which is included in Other expenses in the Statement of Operations. Approximately $261,000 of the severance costs will be paid over a twelve-month period. As of June 30, 2001, approximately $139,000 of the unpaid severance costs is included in Accrued Liabilities in the Balance Sheet for the period ended June 30, 2001.

Item 2. Management’s Discussion And Analysis Of Financial Condition Or Plan Of Operation

     The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company’s 2000 annual report on Form 10-KSB.

     Except for the historical information contained herein, the matters discussed in this quarterly report contain forward-looking statements that are based on Management’s beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” or similar expressions, are forward-looking statements. Many of the factors that will determine the Company’s future results are beyond the ability of the Company to control or predict. Important factors that may affect future results include, but are not limited to: impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing and uncertainty of market acceptance of new products. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially.

     The Company disclaims any obligation to update any forward-looking statements whether as a result of the new information, future events or otherwise.

     A more detailed discussion of these factors is presented in the Company’s 2000 annual report on Form 10-KSB under the heading “Outlook — Issues and Uncertainties.”

     Net Revenues

     Net revenues increased 28% or $540,085 to $2,474,949 for the quarter ended June 30, 2001 from net revenues of $1,934,864 for the quarter ended June 30, 2000 and increased 19% or $766,277 to $4,769,748 for the six months ended June 30, 2001 from net revenues of $4,003,471 for the six months ended June 30, 2000. An analysis of the Company’s revenue-generating centers is outlined below:

     Revenue Generating Profit Centers

     The Company operates two primary revenue-generating profit centers:

1.	Manufacturing Revenues — consisting of 2 sub-centers as outlined below:

A. Dietary Supplement Manufacturing — The Company manufactures dietary supplement products, on an OEM or private label basis, containing Calcium D-glucarate™, Live-Bac™ caplets or CDT™ Controlled Delivery Technology. Revenues are realized from the sales of D-glucarate raw material, Live-Bac caplets, dietary supplements incorporating CDT technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company’s Lafayette, CO manufacturing facility.

B. Fermentation — The Company manufactures and realizes revenues from the sale of viable (live) freeze dried microorganisms for companies on a private label and OEM basis. Revenues are also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and royalties resulting from the alliance with Biotal, Inc. The fermentation plants are located in Redmond, WA.

2.	Licensing Fees, Research & Development Contracts and Royalties Center— This includes Licensing Fees and Research & Development contracts for the formulation of Controlled Delivery Technology prescription drugs, Over the Counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. The Company believes that contracts for prescription drugs and Over the Counter (OTC) products may result in royalty revenues starting in 2005. Contracts for dietary supplements are expected to result in royalty revenues starting in 2002.

     Manufacturing Revenues

     The Company’s manufacturing revenues increased 15% or $290,085 to $2,224,949 for the quarter ended June 30, 2001 from revenues of $1,934,864 for the quarter ended June 30, 2000 and increased 5% or $216,277 to $4,219,748 for the six months ended June 30, 2001 from revenues of $4,003,471 for the six months ended June 30, 2000.

     A.     Dietary Supplement manufacturing revenues increased 19% or $240,609 to $1,493,422 for the quarter ended June 30, 2001 from revenues of $1,252,813 for the quarter ended June 30, 2000 and decreased 6% or $167,340 to $2,584,667 for the six months ended June 30, 2001 from revenues of $2,752,007 for the six months ended June 30, 2000. For the quarter ended June 30, 2001, sales to MET-Rx USA / Rexall Sundown for CDT technology decreased 100% or $204,334 from the quarter ended June 30, 2000 and for the six months ended June 30, 2001, sales to MET-Rx USA / Rexall Sundown for CDT technology decreased 100% or $695,714 from the six months ended June 30, 2000.

     B.     Fermentation revenues increased 7% or $49,476 to $731,527 for the quarter ended June 30, 2001 from revenues of $682,051 for the quarter ended June 30, 2000 and increased 31% or $383,617 to $1,635,081 for the six months ended June 30, 2001 from revenues of $1,251,464 for the six months ended June 30, 2000. Sales to new customers and increased sales to existing customers account for the increase in fermentation sales. The Company doubled its fermentation capacity in November 2000 in anticipation of increased demand for fermentation products.

     Licensing Fees, Research & Development Contracts and Royalties

     Licensing fees and Research & Development contract revenues for the quarter ended June 30, 2001 were $250,000 as compared to $0 for the quarter ended June 30, 2000 and revenues for the six months ended June 30, 2001 were $550,000 as compared to $0 for the six months ended June 30, 2000. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts as a result of its acquisition of an exclusive global license to a second controlled delivery technology patent in the third quarter 2000 and the filing of a third controlled delivery technology patent in conjunction with Dr. Reza Fassihi in the quarter ended June 30, 2001. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for dietary supplements are expected to result in royalty revenues in 2002 and contracts for Over the Counter (OTC) products and prescription drugs are expected to result in royalty revenues starting in 2005. The second and third controlled delivery patents, developed in the laboratories of Dr. Reza Fassihi at Temple University School of Pharmacy in Philadelphia, Pennsylvania are licensed exclusively to Nutraceutix, Inc. for all applications in nutraceutical/dietary supplements, Over the Counter (OTC) products, and prescription drugs.

     Gross Profit

     Gross profit increased 75% or $345,791 to $806,800 for the quarter ended June 30, 2001 compared to $461,009 for the quarter ended June 30, 2000 and gross profit increased 59% or $587,170 to $1,586,256 for the six months ended June 30, 2001 compared to $999,086 for the six months ended June 30, 2000. The increase in gross profit reflects the addition of Licensing fees and Research & Development contract revenues during the periods.

     Selling and Marketing Expenses

     Selling and marketing expenses increased 12% or $14,816 to $141,346 for the quarter ended June 30, 2001 from $126,530 for the quarter ended June 30, 2000 and increased 2% or $5,605 to $278,503 for the six months ended June 30, 2001 from $272,898 for the six months ended June 30, 2000. The Company increased Selling and

Marketing expenses with the addition of new sales and marketing employees and increased marketing efforts on behalf of its dietary supplement and fermentation products.

     Research & Development Expenses

     Research & Development expenses increased 125% or $87,168 to $156,627 for the quarter ended June 30, 2001 from $69,459 for the quarter ended June 30, 2000 and increased 102% or $151,970 to $301,565 for the six months ended June 30, 2001 from $149,595 for the six months ended June 30, 2000. The increase is attributed to salaries and other expenses associated with the ongoing development of the Controlled Delivery Technologies and future development of proprietary technologies. Research & development expenses are expected to increase in 2001 and beyond.

     General and Administrative Expenses

     General and administrative expenses decreased 4% or $17,748 to $473,024 for the quarter ended June 30, 2001 compared to $490,772 for the quarter ended June 30, 2000 and decreased 2% or $19,425 to $815,825 for the six months ended June 30, 2001 compared to $835,250 for the six months ended June 30, 2000.

     Operating Profit/Loss

     Operating Profit for the quarter ended June 30, 2001 was $35,803 as compared to an operating loss of $225,752 for the quarter ended June 30, 2000 and operating profit for the six months ended June 30, 2001 was $190,363 as compared to an operating loss of $258,657 for the six months ended June 30, 2000.

     Interest Expense

     Interest expense increased 4% or $2,976 to $83,808 for the quarter ended June 30, 2001 compared to $80,832 for the quarter ended June 30, 2000 and increased 10% or $15,099 to $161,159 for the six months ended June 30, 2001 compared to $146,060 for the six months ended June 30, 2000. The increase was due to additional borrowing under the increased line of credit renewed in May 2001.

     Other Income/Expense

     Other income was $22,866 for the quarter ended June 30, 2001 compared to other income of $3,151 for the quarter ended June 30, 2000 and other expense was $266,085 for the six months ended June 30, 2001 compared to other income of $61,576 for the six months ended June 30, 2000. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreement, the Company recorded severance costs of approximately $306,000, which is reflected in Other Expense for the six months ended June 30, 2001.

     Net Earnings

     The net loss for the quarter ended June 30, 2001 was $25,139 compared to a net loss of $303,433 for the quarter ended June 30, 2000 and the net loss for the six months ended June 30, 2001 was $236,881 compared to a net loss of $343,141 for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 reflects the one-time, non-recurring expense associated with the Separation agreements with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer totaling $306,000.

     Liquidity and Capital Resources

     The Company finances its operations and capital requirements primarily through borrowing and operations. As of June 30, 2001 the Company had working capital of $71,120 as compared to working capital of $422,788 at December 31, 2000. The decrease in working capital at June 30, 2001 is primarily the result of the net loss for the six months ended June 30, 2001.

     The Company’s conventional bank line of credit for $1,600,000 expires on May 1, 2002 subject to compliance with financial covenants. As of June 30, 2001, the Company had an available balance of $10,500 for borrowing. The bank line of credit continues to be collateralized by accounts receivable, inventory and equipment.

     One of the Company’s business strategies is to pursue acquisition of patented and proprietary technologies that complement its existing technologies and to expand its distribution channels compatible with its business philosophy and strategic goals. The Company regularly evaluates potential technologies and may hold discussions regarding such potential acquisitions of technologies. As a general rule, the Company will publicly announce such acquisitions of technologies only after a definitive agreement has been signed. Future acquisitions of technologies and development of new products, if any, could be financed by current cash on hand, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the May 24, 2001 Annual Meeting of Stockholders, the following proposal was voted on by the stockholders:

1.	Election of Director

     Daniel S. Ward was elected as a Class 3 director of the Company to a three-year term, which expires in the year 2004. David T. Howard, Herbert L. Lucas, Arthur S. Pearson and Carl W. Schafer continue as directors of the Company. Votes for election of Daniel B. Ward as director:

For:	13,697,709

Withheld:	61,320

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No	Description

	11.1	Computation of Earnings (Loss) Per Share

(b)	Reports on Form 8-K

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTIX, INC.

Date: August 13, 2001.	By:	/s/ David T. Howard

DAVID T. HOWARD Chief Executive Officer, President, (Principal Executive Officer)

Date: August 13, 2001.	By:	/s/ Steven H. Moger

STEVEN H. MOGER Vice President, Operations (Principal Financial Officer)

Exhibit Index

Exhibit No	Description

11.1	Computation of Earnings (Loss) Per Share