Form 10QSB
period 2001-09-30
NUTRACEUTIX INC
filed 2001-11-14
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 000-24693

NUTRACEUTIX, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	91-1689591 (I.R.S. EMPLOYER IDENTIFICATION NO.)

8340 — 154TH AVENUE NORTHEAST
REDMOND, WASHINGTON 98052
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(425) 883-9518
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Number of shares of issuer’s common stock outstanding as of November      , 2001: 17,803,289

Transitional Small Business Disclosure Format: Yes [    ] No [X]

NUTRACEUTIX, INC.
FORM 10-QSB

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTIX, INC.

Balance Sheets

ASSETS
	September 30, 2001	December 31,
	(Unaudited)	2000

CURRENT ASSETS
Cash	$177,536	$98,241
Accounts receivable — net	1,568,029	1,464,392
Current portion of notes receivable	143,959	11,559
Inventories	1,339,897	1,333,977
Prepaid expenses	211,370	102,916

Total current assets	3,440,791	3,011,085
PROPERTY AND EQUIPMENT — net	1,768,444	1,874,315
OTHER ASSETS
Intangible assets — net	812,197	812,307
Noncurrent portion of notes receivable	263,077	—
Available-for-sale security	1,109	4,444

	$6,285,618	$5,702,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit	$1,493,282	$1,184,500
Current maturities of long-term obligations	287,353	215,995
Current maturities of capital lease obligations	224,586	234,799
Accounts payable — trade	1,211,140	837,826
Accrued liabilities	213,200	91,047
Deferred revenue	—	24,130

Total current liabilities	3,429,561	2,588,297
LONG-TERM OBLIGATIONS, less current maturities	272,542	450,916
CAPITAL LEASE OBLIGATIONS, less current maturities	489,663	586,004
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock authorized, 5,000,000 shares, $.01 par value	—	—
Common stock authorized, 30,000,000 shares, $.001 par value	17,803	17,803
Additional contributed capital	11,791,389	11,791,389
Accumulated other comprehensive income	(35,620)	(32,285)
Accumulated deficit	(9,679,720)	(9,699,973)

Total stockholders’ equity	2,093,852	2,076,934

	$6,285,618	$5,702,151

The accompanying notes are an integral part of these statements.

NUTRACEUTIX, INC.

Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues	$2,291,126	$2,229,065	$7,060,874	$6,232,536
Cost of revenues	1,835,221	1,615,435	5,018,713	4,619,820

Gross profit	455,905	613,630	2,042,161	1,612,716
Operating expenses
Marketing and selling	140,057	131,572	418,560	404,470
Research and development	71,279	102,878	372,844	252,473
General and administrative	394,776	352,073	1,210,601	1,187,323

	606,112	586,523	2,002,005	1,844,266

Operating profit (loss)	(150,207)	27,107	40,156	(231,550)
Other income (expense) Interest expense	(72,751)	(80,139)	(233,910)	(226,199)
Other	480,092	495,067	214,007	556,643

	407,341	414,928	(19,903)	330,444

NET EARNINGS	$257,134	$442,035	$20,253	$98,894

Net earnings per share	$0.014	$0.025	$0.001	$0.006

Net earnings per share assuming dilution	$0.014	$0.024	$0.001	$0.005

NUTRACEUTIX, INC.

Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,

	2001	2000

Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings	$20,253	$98,894
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	337,534	303,069
Settlement of accounts payable	(83,160)	—
Settlement of MET-Rx accounts payable	—	(345,000)
Changes in assets and liabilities
Accounts receivable	(103,637)	(279,952)
Notes receivable	(395,477)	—
Inventories	(5,920)	138,534
Prepaid expenses	(108,454)	(37,904)
Accounts payable	456,474	42,385
Accrued liabilities and deferred revenue	98,023	130,341

Net cash provided by operating activities	215,636	50,367

Cash flows from investing activities:
Purchase of equipment and furniture	(28,081)	(41,172)
Patent and technology rights expenditures	(125,933)	(52,655)

Net cash used in investing activities	(154,014)	(93,827)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(394,739)	(392,255)
Proceeds from long-term obligations	103,630	226,736
Net proceeds on line of credit	308,782	225,000
Net proceed from issuance of common stock	—	52,376

Net cash provided by financing activities	17,673	111,857

Net increase in cash	79,295	68,397

Cash at beginning of period	98,241	149,321

Cash at end of period	$177,536	$217,718

Cash paid during the period for interest	$233,910	$226,199

Noncash investing and financing activities:
Additions to equipment under capital lease obligations	$77,539	$419,776

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30,
	2001	December 31,
	(unaudited)	2000

Raw materials	$797,592	$714,112
Work in progress	413,792	473,276
Finished goods	128,513	146,589

	$1,339,897	$1,333,977

NOTE 3. NET EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Earnings per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic earnings per share were 17,803,289 and 17,698,588 for the three months ended September 30, 2001 and 2000, respectively, and 17,803,289 and 17,563,589 for the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, there were 3,268,779 and 1,728,479 shares, respectively, of potentially issueable common stock.

NOTE 4. SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001. In conjunction with the separation agreements, the Company recorded severance costs totaling approximately $306,000, which is included in Other expenses in the Statement of Operations. The severance costs will be paid over a twelve-month period. As of September 30, 2001, approximately $75,000 of the unpaid severance costs is included in Accrued Liabilities on the Balance Sheet.

NOTE 5. D-GLUCARATE AGREEMENT

On September 19, 2001, the Company entered into an agreement with its licensor of patented calcium D-Glucarate. Under the terms of the agreement, the Company will discontinue all sales, marketing, and distribution activities related to Calcium D-glucarate. In return, the Company received a $400,000 non-interest bearing note receivable and the forgiveness of certain accounts payable totaling $83,160. Due to this transaction, the Company recognized other income of $480,613 for the nine months ended September 30, 2001, which is included in Other income in the Statement of Operations. The first payment of $40,000 under the note receivable is due in February 2002, and monthly payments of $13,846 will be due thereafter through April 2004.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

     Net Revenues

     Net revenues increased 3% or $62,061 to $2,291,126 for the quarter ended September 30, 2001 from net revenues of $2,229,065 for the quarter ended September 30, 2000 and increased 13% or $828,338 to $7,060,874 for the nine months ended September 30, 2001 from net revenues of $6,232,536 for the nine months ended September 30, 2000. An analysis of the Company’s revenue-generating centers is outlined below:

     Revenue Generating Profit Centers

     The Company operates two primary revenue-generating profit centers:

1.	Manufacturing Center — consisting of 2 sub-centers as outlined below:

A.	Dietary Supplement Manufacturing — The Company manufactures dietary supplement products, on an OEM or private label basis, containing Calcium D-glucarate™, Live-Bac™ caplets or CDT™ Controlled Delivery Technology. Revenues are realized from the sales of D-glucarate raw material, Live-Bac caplets, dietary supplements incorporating CDT technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company’s Lafayette, CO manufacturing facility. The sales of Calcium D-glucarate ended per the agreement entered into with the licensor of Calcium D-glucarate on September 19, 2001. See Note 5 of Notes to Financial Statements.

B.	Fermentation — The Company manufactures and realizes revenues from the sale of viable (live) freeze dried microorganisms for companies on a private label and OEM basis. Revenues are also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and royalties resulting from the alliance with Biotal, Inc. The fermentation plants are located in Redmond, WA.

2.	Licensing Fees, Research & Development Contracts and Royalties Center— This includes Licensing Fees and Research & Development contracts for the formulation of Controlled Delivery Technology prescription drugs, over-the-counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. The Company believes that contracts for prescription drugs and over-the-counter (OTC) products may result in royalty revenues starting in 2005. Contracts for dietary supplements are expected to result in royalty revenues starting in 2002.

     Manufacturing Revenues

     The Company’s manufacturing revenues increased 9% or $187,061 to $2,291,126 for the quarter ended September 30, 2001 from revenues of $2,104,065 for the quarter ended September 30, 2000 and increased 7% or $403,338 to $6,510,874 for the nine months ended September 30, 2001 from revenues of $6,107,536 for the nine months ended September 30, 2000.

     A. Dietary supplement manufacturing revenues increased 1% or $11,570 to $1,581,514 for the quarter ended September 30, 2001 from revenues of $1,569,944 for the quarter ended September 30, 2000 and decreased 4% or $155,770 to $4,166,181 for the nine months ended September 30, 2001 from revenues of $4,321,951 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, sales to MET-Rx USA / Rexall Sundown for CDT technology decreased 100% or $710,694 from the nine months ended September 30, 2000.

     B. Fermentation revenues increased 33% or $175,491 to $709,612 for the quarter ended September 30, 2001 from revenues of $534,121 for the quarter ended September 30, 2000 and increased 31% or $559,108 to $2,344,693 for the nine months ended September 30, 2001 from revenues of $1,785,585 for the nine months ended September 30, 2000. Sales to new customers and increased sales to existing customers account for the increase in fermentation sales. The Company doubled its fermentation capacity in November 2000 in anticipation of increased demand for fermentation products.

     Licensing Fees, Research & Development Contracts and Royalties

     Licensing fees and Research & Development contract revenues for the quarter ended September 30, 2001 were $0 as compared to $125,000 for the quarter ended September 30, 2000 and revenues for the nine months ended September 30, 2001 were $550,000 as compared to $125,000 for the nine months ended September 30, 2000. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts as a result of its acquisition of an exclusive global license to a second controlled delivery technology patent in the third quarter 2000 and the filing of a third controlled delivery technology patent in conjunction with Dr. Reza Fassihi in the quarter ended September 30, 2001. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for dietary supplements are expected to result in royalty revenues in 2002 and contracts for over-the-counter (OTC) products and prescription drugs are expected to result in royalty revenues starting in 2005. The second and third controlled delivery patents, developed in the laboratories of Dr. Reza Fassihi at Temple University School of Pharmacy in Philadelphia, Pennsylvania are licensed exclusively to Nutraceutix, Inc. for all applications in nutraceutical/dietary supplements, over-the-counter (OTC) products, and prescription drugs.

     Gross Profit

     Gross profit decreased 26% or $157,725 to $455,905 for the quarter ended September 30, 2001 compared to $613,630 for the quarter ended September 30, 2000 and gross profit increased 27% or $429,445 to $2,042,161 for the nine months ended September 30, 2001 compared to $1,612,716 for the nine months ended September 30, 2000. The decrease in gross profit for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is primarily due to the lack of Licensing fees and Research & Development contract revenues in the quarter ended September 30, 2001. The increase in gross profit for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 is primarily due to the increase of Licensing fees and Research & Development contract revenues. Licensing fees and Research & Development contract revenues carry no cost of revenues and therefore the entire amount is included in gross profit.

     Selling and Marketing Expenses

     Selling and marketing expenses increased 6% or $8,485 to $140,057 for the quarter ended September 30, 2001 from $131,572 for the quarter ended September 30, 2000 and increased 3% or $14,090 to $418,560 for the nine months ended September 30, 2001 from $404,470 for the nine months ended September 30, 2000. The Company increased selling and marketing expenses with the addition of new sales and marketing employees and increased marketing efforts on behalf of its dietary supplement and fermentation products.

     Research & Development Expenses

     Research & Development expenses decreased 31% or $31,599 to $71,279 for the quarter ended September 30, 2001 from $102,878 for the quarter ended September 30, 2000 and increased 48% or $120,371 to $372,844 for the nine months ended September 30, 2001 from $252,473 for the nine months ended September 30, 2000. The decrease for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is attributed to the departure of the Chief Scientific Officer in January 2001. The increase for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 is attributed to the salaries and other expenses associated with the ongoing development of the Controlled Delivery Technologies and future development of proprietary technologies. Research & development expenses are expected to increase in 2002 and beyond.

     General and Administrative Expenses

     General and administrative expenses increased 12% or $42,703 to $394,776 for the quarter ended September 30, 2001 compared to $352,073 for the quarter ended September 30, 2000 and increased 2% or $23,278 to $1,210,601 for the nine months ended September 30, 2001 compared to $1,187,323 for the nine months ended September 30, 2000. The increase for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 is a result of additional personnel and legal expense associated with building the corporate infrastructure.

     Operating Profit/Loss

     Operating loss for the quarter ended September 30, 2001 was $150,207 as compared to an operating profit of $27,107 for the quarter ended September 30, 2000 and operating profit for the nine months ended September 30, 2001 was $40,156 as compared to an operating loss of $231,550 for the nine months ended September 30, 2000.

     Interest Expense

     Interest expense decreased 9% or $7,388 to $72,751 for the quarter ended September 30, 2001 compared to $80,139 for the quarter ended September 30, 2000 and increased 3% or $7,711 to $233,910 for the nine months ended September 30, 2001 compared to $226,199 for the nine months ended September 30, 2000. The decrease in interest expense for the quarter ended September 30, 2001 reflects the decrease in long-term debt and capital leases due to the payment of monthly installments while the increase for the nine months ended September 30, 2001 was due to additional borrowing under the increased line of credit renewed in May 2001.

     Other Income/Expense

     Other income was $480,092 for the quarter ended September 30, 2001 compared to other income of $495,067 for the quarter ended September 30, 2000 and other income was $214,007 for the nine months ended September 30, 2001 compared to other income of $556,643 for the nine months ended September 30, 2000. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreements, the Company recorded severance costs of approximately $306,000, which is reflected in Other Expense for the nine months ended September 30, 2001. See Note 4 of Notes to Financial Statements. During the quarter ended September 30, 2001, the Company entered into an agreement with its licensor of patented calcium D-glucarate that resulted in other income of $480,613. See Note 5 of Notes to Financial Statements. As a result of the settlement agreement with MET-Rx USA/Rexall Sundown, other income in the quarter ended September 30, 2000 and nine months ended September 30, 2000 reflects the one-time, non-recurring cash payment, forgiveness of accounts payable and termination of the exclusive license agreement.

     Net Earnings

     The net income for the quarter ended September 30, 2001 was $257,134 compared to net income of $442,035 for the quarter ended September 30, 2000 and the net income for the nine months ended September 30, 2001 was $20,253 compared to net income of $98,894 for the nine months ended September 30, 2000. The net income for the quarter and nine months ended September 30, 2001 reflects other income of $480,613 from the agreement with the licensor of Calcium D-glucarate. Other income in the quarter ended and nine months ended September 30, 2000 accounts for a one-time, non-recurring settlement agreement with MET-Rx USA/Rexall Sundown. See Other Income/Expense for more details.

     The net income for the nine months ended September 30, 2001 also reflects the one-time, non-recurring expense associated with the separation agreements with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer totaling $306,000.

     Liquidity and Capital Resources

     The Company finances its operations and capital requirements primarily through borrowing and operations. As of September 30, 2001 the Company had working capital of $11,230 as compared to working capital of $422,788 at December 31, 2000. The decrease in working capital at September 30, 2001 is primarily the result of an increase in accounts payable and the line of credit.

     The Company’s conventional bank line of credit for $1,600,000 expires on May 1, 2002 subject to compliance with financial covenants. As of September 30, 2001, the Company had an available balance of $106,718 for borrowing. The bank line of credit continues to be collateralized by accounts receivable, inventory and equipment.

     One of the Company’s business strategies is to pursue acquisition of patented and proprietary technologies that complement its existing technologies and to expand its distribution channels compatible with its business philosophy and strategic goals. The Company regularly evaluates potential technologies and may hold discussions regarding such potential acquisitions of technologies. As a general rule, the Company will publicly announce such acquisitions of technologies only after a definitive agreement has been signed. Future acquisitions of technologies and development of new products, if any, could be financed by current cash on hand, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods. The Company is considering additional financing; including private placement of equity or debt securities to address its current liquidity needs.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description
	11.1	Computation of Earnings (Loss) Per Share

(b)	Reports on Form 8-K

None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTIX, INC.

Date: November 14, 2001	By:	/s/ David T. Howard

DAVID T. HOWARD Chief Executive Officer,President, (Principal Executive Officer)

Date: November 14, 2001	By:	/s/ Steven H. Moger

STEVEN H. MOGER Vice President, Operations (Principal Financial Officer)