Form 10KSB
period 2001-12-31
NUTRACEUTIX INC
filed 2002-04-01
CIK 934936

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

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                TO                .

                            COMMISSION FILE NUMBER 000-24693

                                   NUTRACEUTIX, INC.
                     (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                      91-1689591
          (STATE OF INCORPORATION)                   (IRS EMPLOYER IDENTIFICATION NO.)

 8340 154TH AVENUE N.E., REDMOND, WASHINGTON                       98052
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (425) 883-9518

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                         COMMON STOCK, $.001 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2001 were $8,190,500.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 20, 2002 was approximately $22,704,402.

     As of March 20, 2002, there were 19,852,289 shares outstanding of the issuer's common stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant has incorporated by reference into Part III of this Form 10-KSB portions of its Proxy Statement for the 2002 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                               NUTRACEUTIX, INC.

                                  FORM 10-KSB

                                                                        PAGE
                                                                        ----
Item 1.   Description of Business.....................................    3
Item 2.   Description of Property.....................................   13
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
Item 5.   Market for Common Equity and Related Stockholder Matters....   14
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7.   Financial Statements........................................   22
Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   22
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16 (a) of the Exchange
          Act.........................................................   22
Item 10.  Executive Compensation......................................   23
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   23
Item 12.  Certain Relationships and Related Transactions..............   23
Item 13.  Exhibits and Reports on Form 8-K............................   23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     The following discussion includes certain forward-looking statements. Actual results could differ materially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements and Associated Risks" contained in Item 6.

BUSINESS DEVELOPMENT

     Nutraceutix, Inc. (the "Company") was incorporated on October 12, 1994 in Delaware as Caddy Systems, Inc ("CSI"). However, CSI had no material assets and did not actively engage in business. In 1995, CSI and Bio Techniques Laboratories, Inc., an unaffiliated Washington corporation ("BTL"), entered into a share exchange pursuant to which the shareholders of BTL were issued one share of common stock of CSI for each share of BTL, and BTL became the wholly owned subsidiary of CSI. The corporate name of CSI was changed to Nutraceutix, Inc. in April 1995.

     BTL was incorporated on May 11, 1983 as "Biotechnics, Inc." and conducted business under that name until October 29, 1984 when its name was changed to "Bio Techniques Laboratories, Inc.". Since its inception, BTL has been a biotechnology company in the business of developing, formulating, and producing nutraceuticals, which are natural, nutritional, biologically active materials formulated to provide specific health benefits to humans and productivity benefits in animals.

     Prior to 1995, the Company focused solely on the manufacture and sale of lactic acid microbial-based products for the agriculture market. Since 1995, the Company added nutraceutical-based health and dietary supplements for the human health market. In 1997, the Company installed a fully automated production line at its encapsulating, tableting, bottling, and labeling facility in Lafayette, Colorado for the private label manufacture of health and dietary supplements. The Company also developed LIVEBAC caplet technology for the commercial production of probiotic health supplements and acquired licenses from Biochemix, Inc. for the United States use patent pertaining to the use of glucarate salts and Calcium D-glucarate for lung, breast, and prostate health supplement formulations. In 1998, the Company licensed additional formulas for colon and liver health, and in 1998, Biochemix expanded the license to allow sales of glucarate for formulations beyond the designated ones listed above. The Company discontinued sales of Calcium D-glucarate pursuant to an agreement entered into with the licensor of Calcium D-glucarate on September 19, 2001. See Note L of Notes to Financial Statements.

     In 1998, the Company acquired an exclusive worldwide license from Temple University for a patent pending tableting and compression technology for the controlled delivery release of health and dietary supplements ("CDT Patent No. 1"). This CDT Patent No. 1 was subsequently issued in 2002. In collaboration with Temple University, the Company developed several controlled delivery technology ("CDT") products aimed at the nutraceutical market. However, as of December 31, 2001, the only CDT formulations which had been introduced commercially were an ephedra and caffeine thermogenic product for weight loss, CDT Enzyme CoQ10, CDT sports nutrition pro-hormones and CDT Glucosamine/Chondroitin. In 1999, the Company acquired the worldwide rights to use CDT Patent No. 1 for Over-the-Counter ("OTC") products. In September 2001, the Company acquired the exclusive license for the rights to CDT Patent No. 1 in prescription drugs. On January 8, 2002, CDT Patent No. 1 was issued by the USPTO as US Patent 6,337,091.

     In September 2000, the Company obtained the exclusive license to the worldwide rights to United States patent 6,090,411 from Temple University. This patent was licensed to the Company on an exclusive basis for all applications in health and dietary supplements, OTC products, and prescription drugs for the life of the patent. Patent applications have been filed in Canada, Mexico, the European Economic Community and Japan. These represent the largest potential markets in the future for CDT technology as applied to prescription drugs.

     In July 2001, the Company filed a new patent application covering its novel tableting process, Cryotabletting(TM) for producing its proprietary LiveBac product thereby enhancing the probiotic viability and shelf-life of LiveBac products.

     In September 2001, the Company filed additional patent applications covering the unique formulation of its ReHydraid low-osmolality rehydration product and in December 2001 for its novel drug delivery system for soy isoflavones as a nutritional supplement in post menopausal symptoms.

     In September 2001, the Company filed patent applications pertaining to new delivery technology developed at Nutraceutix for the tableting of controlled release of biologicals and micro-organisms.

     In November 2001, the Company was assigned the worldwide rights to a patent pending CDT drug delivery technology invented by Dr. Reza Fassihi and Dr. Thomas Durig of Temple University, School of Pharmacy.

     Unless the context indicates otherwise, references hereinafter to "the Company" include both Nutraceutix, Inc. and Bio Techniques Laboratories, Inc. The Company's principal place of business is 8340 154th Avenue N.E., Redmond, Washington, 98052-3864 and its telephone number at that address is (425) 883-9518.

BUSINESS OF THE COMPANY

     Nutraceutix, Inc. has two principal businesses: (1) the formulation and in-vitro development of controlled delivery OTC products, prescription drugs and nutraceutical products and (2) the formulation and manufacture of nutraceutical-based health and dietary supplements for both the animal and human nutrition markets.

     The Company's drug delivery business utilizes the technology embodied in two issued patents acquired from Temple University to formulate and manufacture health and dietary supplements for other nutraceutical companies. Also, the Company formulates controlled-release products by employing the CDT Patents acquired from Temple University and applying the licensed technology to OTC and prescription drugs. As a partner with pharmaceutical companies in the co-development of these products, the Company receives up-front license fees, research and development payments and, following product approval and commercialization by the sub-licensee, royalty payments based on net revenues realized by the sale of patented CDT products. See Item 1. "Description of the Business-Government Regulation". The Company expects to realize royalty income from the initial CDT dietary supplement and OTC formulations in 2002. Royalty income from CDT prescription drugs is anticipated in 2005.

     In the human and agricultural nutraceutical markets, the Company provides private label manufacturing of health supplements for other dietary supplement and nutraceutical companies and manufactures and markets probiotics, as well as food ingredient pre-mixes. Its branded human health supplement products are marketed under the BIOPOWER trademark. The Company's branded products for the animal feed industry are COBACTIN microbial feed additives and BIOPOWER silage inoculant.

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

PRINCIPAL PRODUCTS AND SERVICES

     The Company's principal products and services are (1) the drug delivery technology unit which includes CDT technology with three novel drug delivery platforms and (2) the nutraceutical and dietary supplement unit which is comprised of dietary supplements, lactic acid microbial supplements for human nutrition, lactic acid fermentation products for productivity supplementation in agriculture, and dietary supplement raw material and ingredient sales to other nutraceutical manufacturers.

DRUG DELIVERY TECHNOLOGY UNIT

     In December 1998, the Company and Temple University signed a definitive agreement for the exclusive licensing to Nutraceutix of a patent pending for technology pertaining to the controlled delivery of dietary supplement capsules and tablets. Nutraceutix trademarked this technology as CDT. The Company considers the technology to be distinctive in its ability to program in-vitro release patterns for each health supplement contained in a single tablet or capsule at a relatively low cost of manufacture. The Company believes that the wide applicability of its technology among the available range of vitamin and herbal products suitable for once or twice daily dosing or pulsed release provides a unique commercial opportunity in the $17.7 billion US nutraceutical market.

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

     The controlled delivery technology was developed at Temple University, School of Pharmacy for the chronic administration of calcium channel blockers such as nifedipine, diltiazem, and verapamil which are prescribed for the long-term management of chronic angina pectoris and benign essential hypertension. The physicochemical properties and intrinsic pharmacological characteristics of these drugs, such as high or low solubility, limited absorption, or pre-systemic metabolism, necessitated the development of a highly controllable drug delivery system to provide continuous active ingredient release with zero-order kinetics typified by precise and reproducible performance. The first generation of this technology is based on swellable hydrophilic matrices, which allow for the controlled diffusion of dietary supplements from the matrix through the tablets progressive swelling and erosion. The CDT tablets or capsules employ combinations of hydrophilic polymers and poly-ionics or electrolytes specific to each health supplement or OTC product and the desired release profile. Depending upon the matrix composition, the selection and ratio of polymers, ionic substrates, or electrolytes various release patterns and rates can be achieved.

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

     In December 1998, the Company entered into an exclusive marketing agreement with MET-Rx USA, Inc. ("MET-Rx") of Irvine, California granting MET-Rx exclusive marketing rights for sports nutrition products incorporating controlled delivery technology, excluding multi-level sales. The Company contracted with Temple University to develop controlled delivery technology tablets and capsules for the programmed release of the following prohormones: androstenedione, androstenediol, norandrostenedione, and norandrostenediol. MET-Rx sold these products primarily to bodybuilders. On a non-exclusive basis, a controlled delivery weight-loss product was developed for MET-Rx. The MET-Rx sports supplements and weight-loss products were released in April 1999. However, in early 2000, Rexall Sundown, Inc. acquired MET-Rx USA, Inc., which in turn was acquired by Royal Numico of the Netherlands. In early 2000, Royal Numico discontinued sale of the MET-Rx sports nutrition products and the weight-loss products due to uncertainties as to whether or not the Federal Drug Administration ("FDA") would permit continued sales of dietary supplements containing either prohormones or ephedra alkaloids. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in section 6.

     In 1999, the Company licensed the right from Temple University to apply the CDT Patent No. 1 technology to the manufacture of OTC products. During 2000 and 2001, no OTC products were manufactured using the technology contained in the CDT Patent No. 1. In September 2001, the Company acquired the exclusive license for the rights to CDT Patent No. 1 in prescription drugs. On January 8, 2002, CDT Patent No. 1 was issued by the USPTO as US Patent 6,337,091.

     In September 2000, the Company acquired the worldwide rights to CDT Patent No. 6,090,411 for application in dietary and health supplements, OTC products and prescription drugs. This technology (issued on July 18, 2000) provides for the controlled and programmable release of the API with zero-order kinetics through the dry blending and direct compression of a salt, a polymer, and the Active Pharmaceutical Ingredient ("API"). The Company believes the CDT Patent No. 6,090,411 technology possesses several critical and unique advantages over comparable sustained-release technologies currently employed by the drug delivery industry in manufacturing extended or sustained-release products:

     - The technology does not involve a granulation step at manufacturing; thereby, shortening process times and eliminating potentially toxic solvents from the manufacturing process. Processes are faster and easily validated.

     - The technology involves the development of the desired release pattern through the dry blending of a selected salt and polymer in various ratios in order to create a dry matrix. The resulting matrix is directly compressible on all currently available tableting equipment routinely used in the pharmaceutical industry.

     - The technology and its applicability to dietary supplements, OTC products or prescription pharmaceuticals are extremely rugged and flexible; the in-vitro dissolution results are not affected by drug solubility, pH, tablet size or configuration, tablet hardness, or friability.

     - The technology has a patent life of 20 years.

The Company believes that the technology embodied in the CDT Patent No. 6,090,411 demonstrates significant advantages over current sustained-release technologies that involve multiple polymer systems, coated beads or coated tablets. The Company's licensed technology is easily manufactured on conventional pharmaceutical equipment with fewer processing steps. Furthermore, it is applicable to a wider range of API's, dietary supplements and OTC products than other technologies. The Company believes that the CDT Patent No. 6,090,411 provides for rapid product formulation and development leading to faster submissions to the regulatory authorities, faster time to market, and less expensive manufacturing.

NUTRACEUTICAL-BASED DIETARY SUPPLEMENTS FOR HUMAN HEALTH

     Specific nutraceuticals have been shown to affect bodily functions in targeted ways, such as joint health (Glucosamine and Chondroitin) or by lowering cholesterol and menopausal symptoms (soy extracts). The active ingredients in nutraceuticals may include complex mixtures of organic molecules, small molecules, oligosaccharides, lactic acid probiotics, fungi, minerals, and other microbial secondary metabolites.

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

     The Company's Lactobacillus sp. based microbial feed additive products are marketed under the following trademark: COBACTIN PLUS for commercial feedlot and dairy cattle. COBACTIN microbial feed additive is a living Lactobacillus acidophilus culture, preserved to provide a stable blend of genetically selected lactic acid bacteria for feedlot and dairy cattle. Approximately 22 independent, university, and research institute studies have confirmed the efficacy of COBACTIN microbial feed additives in increasing feed efficiency. Comparable results have been seen in dairy cows and poultry. These products have been demonstrated in independent field trials to increase feed efficiency in feedlot cattle.

     In August 1999, Nutraceutix and Biotal, Inc. ("Biotal") entered into a strategic alliance to sell microbial feed additives to cattle feedlots. Prior to this agreement, Nutraceutix and Biotal were competitors. Biotal has marketed its MICRO-CELL direct feed microbials since 1994, and recently, Biotal introduced a successful phase-feeding microbial program. As part of the alliance, Biotal represents and distributes COBACTIN and MICRO-CELL products. On December 4, 2001, the Company entered into an agreement with Biotal, Inc. and Danstar Ferment AG (Danstar) whereby the Company assigned to Danstar its rights and obligations under the Agreement with Biotal dated August 19, 1999. Under the terms of the agreement, the Company sold its rights to produce Micro-Cell microbial feed additive. The Company retains the intellectual property rights and production of its COBACTIN microbial feed additive products, while Biotal will have the exclusive rights to distribute the Feedlot product (see Note M of Notes to Financial Statements).

MANUFACTURING

     In December 1999, the Company announced the opening of a second fermentation facility in Redmond, Washington in response to increased demand for probiotic products. The new facility combined with the current facility located at corporate headquarters will produce over 20 species of beneficial bacteria used in inoculum, feed additives, dietary supplements, and the Company's proprietary LIVE-BAC products. The new facility has effectively doubled the Company's output of bulk microbial raw material.

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

     The LIVE-BAC caplet process is based upon our patent pending Cryotabletting technology that results in extended shelf life of tablets or caplets containing lactic acid bacteria. Caplets of probiotics manufactured using the LIVE-BAC process have demonstrated superior viability and shelf life as compared to conventional capsules.

ANIMAL HEALTH PRODUCTS

     In addition to its own COBACTIN and BIOPOWER products, the Company manufactures microbial products for several agriculture companies on a private label and OEM basis at its fermentation plant located in Redmond, Washington. These products include microbial inoculum, feed and food additives and microbial-based dietary supplements. The Company has over 16 years of experience in microbial fermentation, and holds two patents relating to a proprietary strain of Lactobacillus acidophilus.

MARKETING, SALES AND DISTRIBUTION

     In the human dietary supplement market, the Company relies on its sales and marketing personnel to sell lactic acid bacteria, LIVE-BAC products and nutraceuticals incorporating the Company's patented and proprietary drug delivery technologies. In 2001, the Company relied on an internal sales executive assisted by independent brokers to sell its OEM or private label products containing probiotics to major nutraceutical companies involved in marketing these products to the consumer. In addition, the Company's efforts have been directed at partnering with major nutraceutical and pharmaceutical companies to co-develop unique and distinctive dietary supplements, OTC products, and prescription drugs incorporating Nutraceutix patented and proprietary delivery technology.

     The Company markets and sells OEM and private label silage inoculum directly to branded companies in agriculture. Biotal, Inc. markets, sells, and provides technical support for COBACTIN microbial feed additives for beef cattle in feedlots. Nutraceutix sales personnel are responsible for other sales in the agriculture industry including OEM and private label silage inoculums, BIOPOWER silage inoculum, private label feed additives and COBACTIN microbial feed additives for the dairy industry.

COMPETITION

     The principal markets in which the Company's products are sold are both competitive and fragmented. There are competitors in manufacturing and product development in both the human dietary supplement and drug delivery markets. Increased competition could have a material adverse effect on the Company, as many competitors have superior financial and manufacturing resources and may possess development, distribution and marketing capabilities more extensive than those of the Company.

     The Company's major competitors in the microbial products market and who manufacture lactic acid bacteria for inclusion in human dietary supplements include Chris Hansen, Rhodia, Lallemand, Institut Rosell, BioGaia and Harmonium International, Inc.

     The Company believes that its primary competitive advantage results from patented and proprietary technologies, which are not available from other suppliers, including LIVE-BAC caplets, cryotabletting technology, CDT controlled delivery technology, and lactic acid bacteria technology. Additionally, the Company believes that other principal competitive factors in the sale of health supplements are quality, technology, manufacturing, timely delivery of products, and service. In the private label business, the Company has competitors with significantly more resources than the Company; however, the Company believes that its patented and proprietary technologies offset some of the advantages held by these competitors.

     In the drug delivery field, the Company's major competitors include Alza Corporation, Biovail, Inc., Skyepharma PLC, Elan, Andrx, Inc., Impax Laboratories, Inc., Labopharm, and KV Pharmaceuticals, Inc. The successful development and commercialization of major controlled delivery prescription drugs can take five to seven years and millions of dollars of research and clinical trials. The Company believes that these major competitors are better funded and equipped to fully realize the potential from new and unique patented drug delivery systems and are in possession of significantly stronger financial and R&D resources. The Company believes that its two issued CDT patents (US Patent 6,090,411 and US Patent 6,337,091) provide certain advantages in the drug delivery industry because of quicker product development, faster to market, and lower cost of manufacturing.

     The oral controlled release market for OTC products and prescription drugs has been estimated at $19.9 billion in 2000 and is forecast at $40.0 billion in the United States in 2010 (Data Monitor). The Company believes that the drug delivery industry will continue to show strong growth in the future as many multi-national pharmaceutical companies seek new drug delivery technologies to "evergreen" their existing pharmaceutical franchises through new drug introductions involving older molecules incorporating new patented drug delivery technology. Since revenues from a drug can drop by up to 70% when its patent expires, any method of adding new life to an existing product will protect brand sales. Incorporation of new, patented drug delivery technology is one such strategy.

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

DEPENDENCE ON SIGNIFICANT CUSTOMERS

     In 2001, the Company received approximately 43% of its revenues from three customers: Rexall Sundown (16%), Experimental and Applied Sciences (EAS) (15%) and Supplement Sciences (12%). With the uncertainty in the nutraceutical markets in general, Management expects sales revenue fluctuations due to market conditions and the performance of its major customers. The Company continued to expand its customer base in 2001.

     The Company is dependent upon its relationships with strategic collaborators. Our strategy is to enter into various arrangements with corporate and academic collaborators, licensors, and licensees for the research, development, clinical testing, manufacturing, marketing, and commercialization of our product candidates. To date, we have entered into collaborations for the potential development and commercialization of our product candidates with several pharmaceutical/nutraceutical firms and collaborations with a number of research firms and universities. There can be no assurance that we will be able to establish additional collaborations on favorable terms; if at all, or that our current or future collaborations will be successful.

     Should any collaborator fail to successfully develop or commercialize any of our product candidates to which it has rights, or be precluded from developing or commercializing any product (through litigation or otherwise) our business may be adversely affected. In addition, while we believe that our collaborators will have sufficient economic motivation to continue their funding, research, development and commercialization activities, there can be no assurance that any of these collaborations will be continued or result in successfully commercialized products. Failure of a collaborator to continue funding any particular program could delay or halt the development or commercialization of any product candidates arising out of such program. In addition, there can be no assurance that collaborators will not pursue alternate technologies or develop alternative products, either on their own or in collaboration with others, including our competitors, as a means for developing competitive products.

     The Company currently holds licenses for certain technologies, some of which are material to our business. We also plan to acquire additional licenses (or options to obtain licenses) to technologies developed by other companies and research institutions. If we fail to obtain, retain, or renew necessary licenses on acceptable terms, our business could be adversely affected. Subject to the terms of any additional license agreements that are negotiated, we may be obligated to exercise diligence in bringing product candidates to market, and to make certain minimum guarantees or milestone payments that, in some instances, could be substantial. We may also be obligated to make royalty payments on the net sales; if any, of products resulting from licensed technology and may be responsible for the costs of filing and prosecuting patent applications.

INTELLECTUAL PROPERTY

     The Company currently holds two U.S. and one Canadian patent pertaining to COBACTIN feed additives, two U.S. patents related to the dispensing of microbial cultures, two issued U.S. patents for controlled delivery technologies licensed exclusively from Temple University (US Patents 6,090,411 and 6,337,091) and one patent pending for a third controlled delivery patent assigned to Nutraceutix by the inventors, Dr. Reza Fassihi and Dr. Thomas Durig. Additionally, the Company filed patent applications in 2001 for Cryotabletting(TM) process for micro-organisms, ReHyrdraid(TM) Sports Drink and Oral Rehydration System, and a Controlled Release delivery system for Micro-organisms and Biologicals.

     As of December 2001, the Company had approximately nine federal trademark registrations and six trademark applications pending with the US Patent and Trademark Office. The Company's policy is to pursue registrations for all of the trademarks associated with its key products and technologies. Following is a list of the Company's registered and pending trademarks: COBACTIN, COBACTIN PLUS, BIO TECHNIQUES, BIOPOWER, LIVE-BAC, NUTRACEUTIX, CDT, BIO-TRACT, and COBACTIN E.

     Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and to preserve our trade secrets. No assurance can be given that our issued patents will not be challenged or circumvented by competitors. With respect to already issued patents, there can be no assurance that any patents issued to us will not be challenged, invalidated, circumvented or that the patents will provide us proprietary protection or a commercial advantage.

     The Company pays certain royalties to the original developers of certain of its agriculture products. See "Note O of Notes to Financial Statements" contained in Item 7.

     The Company has two license agreements with Temple University for the two patents related to controlled delivery technology as applied to dietary supplements, OTC products, and prescription drugs. The Company is obligated to pay an annual license maintenance fee, share in some up-front payments from customers and pay royalties based on product sales.

     In August, 2001, the Company was assigned the rights to a third CDT Controlled Delivery Technology platform by the inventors: Dr. Reza Fassihi and Dr. Thomas Durig and Temple University. This third CDT platform has been filed in the USPTO and in connection with this acquisition, the Company is obligated to pay an annual license maintenance fee, share in some up-front payments from customers and royalties based on customer sales.

GOVERNMENT REGULATION

     The Company must receive separate regulatory approval for each of our product candidates before the Company or its collaborators can sell them in the United States or internationally. The manufacture and sale of OTC and prescription drugs in the U.S. and internationally is governed by a variety of statutes, regulations and policies which require; among other things:

     1. approval of manufacturing facilities and practices;

     2. controlled research and testing of products;

     3. review and approval of submissions containing manufacturing, preclinical, and clinical data in order to obtain marketing approval based on establishing the safety and efficacy of the product for each use sought, including adherence to Good Manufacturing Practices during production and storage; and

     4. control of marketing activities, including advertising and labeling.

     The products currently under development will require significant development, preclinical and clinical testing and investment of significant funds prior to their commercialization. The process of obtaining such approvals is likely to take many years and require the expenditure of substantial resources, and there can be no assurance that the development and clinical trials performed by the Company or our collaborators will be successful. See
Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     Even if the Company's product candidates receive regulatory approval, such products still may face subsequent regulatory difficulties. If we receive regulatory approval to sell any of our product candidates, regulatory agencies may, nevertheless, limit the categories of patients who may use them. In addition, regulatory agencies subject a marketed product, its manufacturer and the manufacturer's facility to continual review and periodic inspections. Furthermore, regulatory agencies may require additional, expensive post-approval studies. If previously unknown problems with a product candidate or the manufacturing or laboratory facility are discovered or the Company fails to comply with applicable regulatory requirements, an agency may impose restrictions on that product or on the Company, including requiring us to withdraw the product from the market, close the facility, or pay substantial fines.

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

     The Company believes that a long standing debate within the FDA regarding the safety and continued commercial availability of ephedra-containing dietary supplements as well as the non-prescription availability of prohormones presents some risk to future sales of these diet and sports nutrition products by the Company. Such regulations have not been promulgated; however, the Company is taking measures to minimize the future impact of any unfavorable laws or regulations which may affect its sales of these products. No assurances can be made that the FDA will continue to permit unrestricted sale and distribution of either ephedra compounds or sports nutrition prohormones and such restrictions or changes in the currently favorable regulations could have a material adverse effect on the Company.

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

RESEARCH AND DEVELOPMENT

     In 2000, the Company reorganized its research and development capabilities and structure in order to focus on its exploitation of the newly acquired CDT Patent No. 2 and the opportunities presented in the OTC and prescription drug markets for drug delivery.

     The Company currently funds all research and development internally with net earnings from its nutraceutical and dietary supplement business as well as with license fees and co-development research and development payments received from sub-licensees of drug delivery technology.

     In 2001 and 2000, the Company spent $420,542 (approximately 5% of revenues) and $380,799 (approximately 4% of revenues), respectively, on product research and development. The Company believes this level of research and development expenditure to be adequate to enable it to realize the potential of existing drug delivery technology in the dietary supplement market; however, the pharmaceutical and OTC markets will require substantially more research and development expense to fully exploit the patents.

     Increased research and development spending will be required to both replace existing technologies with newer, state of the art technologies, as current patents expire and to create an effective drug delivery development unit within the Company.

     The pharmaceutical and nutraceutical industries are subject to rapid and substantial technological change. A majority of product candidates being developed by the Company or our collaborators involve the use of patented or proprietary technology. There can be no assurance that developments by others will not render our product candidates or technologies non-competitive or that the Company will be able to keep pace with technological developments. Other companies have developed and will continue to develop technologies that could be the basis of competitive products. Some of these products and technologies have an entirely different approach or means of accomplishing the desired results, and could be more effective and less costly than our product candidates.

     The Company may acquire technologies or businesses in the future. The Company may not be successful at acquiring or integrating businesses or technologies. An acquisition entails many risks, any of which could materially harm our business.

MICROBIAL PRODUCT DEVELOPMENT

     The Company has conducted research into the role of resident bacteria that are normally found in the gastrointestinal tract of humans and the delivery of viable lactic acid bacteria in supplemental form. This research has also resulted in the development of the LIVE-BAC process and Cryotabletting technology for tableting lactic acid bacteria in order to extend shelf life at room temperature and to preserve microorganism viability at room temperature. The LIVE-BAC process has been shown through in-vitro studies to yield a caplet/tablet with significantly superior shelf life as compared to conventional capsules. The shelf life of lactic acid bacteria in dietary supplement form has been historically problematic. The Company is continuing its efforts to develop new applications of its LIVE-BAC and drug delivery technologies aimed at extending lactic acid bacteria shelf life and viability in caplets. The Company has developed proprietary strains of lactic acid bacteria that, in laboratory in-vitro testing, suggest an ability to inhibit certain pathogens. Further research will be required to generate evidence of the in-vitro and clinical effectiveness of these strains. The Company intends to continue research into it proprietary microbial strains in 2002 as well as into drug delivery technologies applied to probiotics in general.

HEALTH SUPPLEMENT DEVELOPMENT

     The Company develops products requested by private label customers and/or develops new product concepts that it then licenses to the customers. The Company also actively seeks and reviews new nutraceutical materials (such as Calcium D-glucarate) and drug delivery technologies developed at universities or by independent researchers with the view to acquiring the intellectual property. The Company then conducts applied research on the intellectual property in order to develop a commercial product or application which it then licenses to co-developers or commercial partners.

     The Company intends to further exploit its intellectual property position within the nutraceutical and sports nutrition markets in 2002 and beyond. Historical sales of patented and proprietary drug delivery technology within the sports nutrition market have demonstrated this market segment's ready acceptance of Nutraceutix technologies and their successful commercial applications.

PHARMACEUTICAL PRODUCT DEVELOPMENT

     If the Company fails to raise the capital necessary to fund our pharmaceutical product development operations, we may be unable to advance our technology, development programs and clinical trials. Developing drug delivery systems and prescription drugs employing this technology is extremely expensive. The Company plans to conduct research and development including clinical trials on a number of projects simultaneously which will increase our costs. Accordingly, it is likely that the Company will need additional capital to fund these projects. See Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

COMPLIANCE WITH ENVIRONMENT LAWS

     The Company may incur significant costs in complying with environmental laws and regulations. The Company is subject to federal, state, local and other laws and regulations governing the use, manufacture, storage, handling, and disposal of materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result and any such liability could exceed our resources. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that our operations, business, or assets will not be materially adversely affected by current or future environmental laws or regulations.

EMPLOYEES

     As of December 31, 2001, the Company employed 49 full time employees, consisting of two executives, 29 production personnel, three sales and marketing personnel, three research and development personnel, seven quality control personnel and five administrative personnel. None of the Company's employees are represented by labor unions. The Company believes its relationship with employees is good.

     If the Company fails to hire and retain key management, scientific and technical personnel, we may be unable to successfully implement our business plan. The Company is highly dependent on our senior management, scientific and technical personnel. The competition for qualified personnel in the nutraceutical and pharmaceutical industries is intense, and the Company relies heavily on its ability to attract and retain qualified managerial, scientific and technical personnel. In addition, our ability to manage growth effectively will require us to continue to implement and improve our management systems and to recruit and train new employees. There can be no assurance that we will successfully be able to attract and retain skilled and experienced personnel.

LEGAL

     The Company's ability to operate could be hindered by the proprietary rights of others. A number of nutraceutical and pharmaceutical companies and research and development companies or institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications, or patents may conflict with our technologies or intellectual property rights.

     The Company may incur substantial costs as the result of litigation or other proceedings relating to patent and other intellectual property rights. Our future success and competitive position depends in part on our ability to obtain and maintain certain proprietary intellectual property rights used in our principal product and technology candidates. Any success may be achieved in part by prosecuting claims against others who we believe are infringing our rights and by defending claims of intellectual property infringement brought by our competitors and others. Our involvement in intellectual property litigation could result in significant expense to us, adversely affecting the development of product and technology candidates, or sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation or continuation of any litigation could have a material adverse effect on our ability to continue our operations.

     Should third parties file patent applications, or be issued patents claiming technology also claimed by us in pending applications, the Company may be required to participate in interference proceedings with the U.S. Patent and Trademark Office, or other proceedings outside the U.S., including oppositions to determine priority of invention or patentability, which could result in substantial cost to us even if the eventual outcome were favorable to us.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's corporate headquarters, including administrative offices, production and research and development facilities are located approximately fifteen miles northeast of Seattle at 8340 154th Avenue N.E., Redmond, Washington 98052. The property, consisting of 15,893 square feet, is leased for a term of sixty (60) months with a lease termination date of November 30, 2003. The production facility includes equipment for fermentation, formulation, packaging and storage. The Company leases an additional building consisting of 1,879 square feet for off-site storage and product blending, located approximately one-half mile from the corporate headquarters at 14822 NE 95th Street, Redmond, Washington. The storage space is leased through July 31, 2003. In November 1999, a third property of 9,620 square feet located at 9625 153rd Avenue SE, Redmond, Washington was leased for a term of sixty (60) months with a lease termination date of December 31, 2004. The space duplicates the fermentation facility located at 8340 154th Avenue N.E. The new facility nearly doubled production capacity.

     The Company's tableting and encapsulating facility is located approximately 25 miles from Denver at 1400 and 1420 Overlook Drive, Lafayette, Colorado 80026. The premises consist of two stand-alone buildings for a total of 28,800 square feet. The main building is used primarily for manufacturing and contains machinery for the blending and finishing of raw materials into tablets or capsules and also contains some minimal office space. The second building is warehouse space used for raw material and packaging storage. The property is leased for a term of sixty (60) months with a lease termination date of July 31, 2006.

     Each lease was negotiated at arm's length and entered into by the Company, as tenant, with an unaffiliated third party, as the lessor. The Company believes all lease property is in good and satisfactory condition, and is suitable for the Company's business needs for the term of the respective leases.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not presently a party neither to any material litigation not in the regular course of its business, nor to the Company's knowledge is such litigation threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's shareholders during the quarter ended December 31, 2001.

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

                                  COMMON STOCK

               PERIOD -- FISCAL YEAR 2001                  HIGH ASK    LOW BID
               --------------------------                  --------    -------
First Quarter ending March 31, 2001......................    1.03       0.30
Second Quarter ending June 30, 2001......................    0.75       0.55
Third Quarter ending September 30, 2001..................    0.68       0.35
Fourth Quarter ending December 31, 2001..................    0.91       0.35

               PERIOD -- FISCAL YEAR 2000                  HIGH ASK    LOW BID
               --------------------------                  --------    -------
First Quarter ending March 31, 2000......................    0.88       0.38
Second Quarter ending June 30, 2000......................    0.91       0.41
Third Quarter ending September 30, 2000..................    0.91       0.38
Fourth Quarter ending December 31, 2000..................    0.59       0.22

     The approximate number of record holders of the Company's Common Stock as of December 31, 2001 was 1,398 inclusive of those brokerage firms and/or clearinghouses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

     The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

     In transactions completed between December 3, 2001 and February 15, 2002, the Company sold a total of 2,255,000 shares of its common stock to a total of 23 private investors, all of whom were accredited investors as defined in Rule 501 under Regulation D. The sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and
Section 4(2) of such Act. The Company received cash proceeds in the total amount of $780,000 from the sale of the shares. In addition, one investor paid for 300,000 shares by delivery of a promissory note in the principal amount of $120,000, payable on or before December 3, 2002. No commissions were paid in connection with the offering and sale of the shares.

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

NET REVENUES

     Net revenues decreased 8% or $701,305 to $8,190,500 for the year ended December 31, 2001 from net revenues of $8,891,805 for the year ended December 31, 2000. From September through December, 2001, the Company's sales were significantly lower due to altered customer buying patterns. Many customer orders were delayed until first quarter, 2002. An analysis of the Company's revenue-generating centers is outlined below:

REVENUE GENERATING CENTERS

     The Company operates two primary revenue-generating centers:

          1. Manufacturing Center -- consisting of two sub-centers as outlined below:

             A. Dietary Supplement Manufacturing -- The Company manufactures dietary supplement products, on an OEM or private label basis, containing Live-Bac(TM)caplets or CDT(TM) Controlled Delivery Technology and, as described below, previously manufactured Calcium D-glucarate(TM). Revenues are realized from the sales of Live-Bac caplets, dietary supplements incorporating CDT technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company's Lafayette, CO manufacturing facility. The Company discontinued sales of Calcium D-glucarate pursuant to an agreement entered into with the licensor of Calcium D-glucarate on September 19, 2001. See Note L of Notes to Financial Statements.

             B. Fermentation -- The Company manufactures and realizes revenues from the sale of viable (live) freeze dried microorganisms for companies on a private label and OEM basis. Revenues are also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and sales of Bio Power silage inoculants. The fermentation plants are located in Redmond, WA.

          2. Licensing Fees, Research & Development Contracts and Royalties Center -- This includes Licensing Fees and Research & Development contracts for the formulation of Controlled Delivery Technology prescription drugs, over-the-counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that are expected to be recognized in future years. The Company believes that contracts for prescription drugs may result in royalty revenues starting in 2005. Contracts for dietary supplements and over-the-counter
     (OTC) products are expected to result in royalty revenues starting in 2002.

MANUFACTURING REVENUES

     The Company's manufacturing revenues decreased 10% or $876,305 to $7,890,500 for the year ended December 31, 2001 from revenues of $8,766,805 for the year ended December 31, 2000.

     A. Dietary supplement manufacturing revenues decreased 20% or $1,252,693 to $4,976,457 for the year ended December 31, 2001 from revenues of $6,229,150 for the year ended December 31, 2000. For the year ended December 31, 2001, sales to MET-Rx USA/Rexall Sundown for CDT technology discontinued, resulting in lost revenues of $744,710 as compared to the prior year. Calcium D-glucarate sales decreased 49% or $563,870 from the year ended December 31, 2000 due to the agreement entered in to with the licensor of Calcium D-glucarate on September 19, 2001. There will be no further sales of Calcium D-glucarate.

     In November, 2001, Odwalla, Inc. was acquired by Coca Cola and has subsequently placed the Company as a secondary supplier. The Company does not expect additional sales from Odwalla, Inc. Odwalla, Inc. sales for the year ended December 31, 2001 were $694,053.

     According to industry sources, sales of herbal products decreased 21% and vitamin sales decreased 9.1% for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

     B. Fermentation revenues increased 15% or $376,388 to $2,914,043 for the year ended December 31, 2001 from revenues of $2,537,655 for the year ended December 31, 2000. Sales to new customers and increased sales to existing customers account for the increase in fermentation sales. The Company doubled its fermentation capacity in November 2000 in anticipation of increased demand for fermentation products. The Company currently has capacity to sustain the current growth for 2002.

     According to industry sources, sales of acidophilus products increased 10.7% for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

LICENSING FEES, RESEARCH & DEVELOPMENT CONTRACTS AND ROYALTIES

     Licensing fees and Research & Development contract revenues for the year ended December 31, 2001 were $300,000 as compared to $125,000 for the year ended December 31, 2000. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts as a result of its acquisition of an exclusive global license to a second controlled delivery technology patent in the third quarter 2000 and the filing of a third controlled delivery technology patent in conjunction with Dr. Reza Fassihi in the quarter ended September 30, 2001. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for dietary supplements and over-the-counter (OTC) products are expected to result in royalty revenues in 2002 and contracts for prescription drugs may result in royalty revenues starting in 2005. The second and third controlled delivery patents, developed in the laboratories of Dr. Reza Fassihi at Temple University School of Pharmacy in Philadelphia, Pennsylvania are licensed exclusively to Nutraceutix, Inc. for all applications in nutraceutical/dietary supplements, over-the-counter (OTC) products, and prescription drugs.

GROSS PROFIT

     Gross profit decreased 32% or $767,374 to $1,653,787 for the year ended December 31, 2001 compared to $2,421,161 for the year ended December 31, 2000. The decrease in gross profit for the year ended December 31, 2001 compared to the year ended December 31, 2000 is primarily due to the decrease in revenues and the write-off of obsolete inventory of $454,199 for the year ended December 31, 2001, but increased cost of revenues was also realized due to the expansion of the fermentation facility in November, 2000.

SELLING AND MARKETING EXPENSES

     Selling and marketing expenses increased 9% or $48,105 to $589,823 for the year ended December 31, 2001 from $541,718 for the year ended December 31, 2000. The Company increased selling and marketing expenses with the addition of new sales and marketing employees mid-year 2001 and increased marketing efforts on behalf of its dietary supplement and fermentation products.

RESEARCH & DEVELOPMENT EXPENSES

     Research & Development expenses increased 10% or $39,743 to $420,542 for the year ended December 31, 2001 from $380,799 for the year ended December 31, 2000. The increase for the year ended December 31, 2001 compared to the year ended December 31, 2000 is attributed to increased efforts with the ongoing development of the Controlled Delivery Technologies and future development of proprietary technologies and was partially offset by the departure of the Chief Scientific Officer in January 2001. Research & development expenses are expected to increase in 2002 and beyond.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 18% or $278,691 to $1,849,158 for the year ended December 31, 2001 compared to $1,570,467 for the year ended December 31, 2000. The increase is a result of additional personnel and legal expense associated with further building and development of the corporate infrastructure.

OPERATING PROFIT/LOSS

     Operating loss for the year ended December 31, 2001 was $1,205,736 as compared to an operating loss of $71,823 for the year ended December 31, 2000. The loss for the year ended December 31, 2001 is primarily the result of decreased sales, inventory write-offs, and increased expenses as mentioned above.

INTEREST EXPENSE

     Interest expense increased 6% or $17,558 to $324,484 for the year ended December 31, 2001 compared to $306,926 for the year ended December 31, 2000. The increase for the year ended December 31, 2001 compared to the year ended December 31, 2000 is associated with an increase in borrowing under the Line of Credit.

OTHER INCOME/EXPENSE

     Other income was $632,694 for the year ended December 31, 2001 compared to other income of $271,231 for the year ended December 31, 2000. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreements, the Company recorded severance costs of approximately $306,000, which is reflected in Other Expense for the year ended December 31, 2001. See Note K of Notes to Financial Statements. During the quarter ended September 30, 2001, the Company entered into an agreement with its licensor of patented calcium D-glucarate that resulted in other income of $480,614. See Note L of Notes to Financial Statements. During the year ended December 31, 2001, Nutraceutix agreed with Biotal to end their manufacturing contract for Micro-Cell Microbial Feed Additive. As a result, Nutraceutix recognized other income of $750,000. See Note M of Notes to Financial Statements. As a result of the settlement agreement with MET-Rx USA/Rexall Sundown, the year ended December 31, 2000 reflects the one-time, non-recurring cash payment, forgiveness of accounts payable and termination of the exclusive license agreement.

NET EARNINGS

     The net loss for the year ended December 31, 2001 was $573,042 compared to net income of $199,408 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations and capital requirements primarily through borrowing and operations. As of December 31, 2001 the Company had negative working capital of $559,750 as compared to working capital of $417,259 at December 31, 2000. The decrease in working capital at December 31, 2001 is primarily the result of a decrease in accounts receivable and inventory which is a result of decreased sales in the 4th quarter, 2001.

     The Company's conventional bank line of credit for $1,600,000 was scheduled to expire on May 1, 2002 but was terminated by the Company's existing lender on March 21, 2002. The bank replaced the line of credit with a short term loan in the amount of approximately $1,183,000 which is scheduled to be repaid by April 25, 2002. The credit facility is collateralized by accounts receivable, inventory and equipment. Although management is confident that the Company will be able to secure a new line of credit or other financing, there can be no assurance that the Company will obtain a new line of credit or other financing to replace the existing facility.

     The Company raised $700,000 through the private sale of 1,750,000 common shares of stock during the first quarter of 2002.

     In 2001 and 2000, the Company spent $420,542 (approximately 5% of revenues) and $380,799 (approximately 4% of revenues), respectively, on product research and development. The Company believes this level of research and development expenditure to be necessary to realize the potential of existing drug delivery technology in the dietary supplement market; however, the pharmaceutical and OTC markets will require substantially more research and development expense to fully exploit the Company's patents.

     The Company will require substantial additional funding to support the research and development to both replace existing technologies as current patents expire and to create an effective drug delivery development unit with the Company. See Item 1. "Description of Business -- Research and Development".

     We may need to raise additional capital to: (1) fund operations, (2) fund research and development, (3) fund clinical and bioavailability trials, (4) continue development of our product and technology candidates; and (5) commercialize our products.

     Additional financing may not be available on acceptable terms, if at all. If we raise funds by issuing equity securities, holders of our common shares will be diluted. If we issue preferred shares, the holders of such shares would have rights senior to those of our common shares. If we raise funds by incurring debt, the debt holders would have rights senior to the holders of our common shares to make claims on our assets and the terms of any debt could restrict our operations. If we are unable to raise additional funds when we need them, we may be required to delay, reduce or eliminate some or all of our development programs and some of our research and clinical studies. We may be forced to license our technologies to others that we would prefer to develop ourselves. Our business and operations may consume financial resources faster than anticipated and we may be required to raise capital sooner due to a number of factors, including:

     1. increase in the number, size and complexity of our development projects;

     2. slower than expected progress in developing our products and technologies;

     3. higher than expected costs of development and regulatory approval; and

     4. higher than expected costs to acquire, retain, or protect our intellectual property.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's 2002 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company's financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

                      OUTLOOK -- ISSUES AND UNCERTAINTIES

POTENTIAL SALES AND EARNING VOLATILITY

     The Company's sales and earnings continue to be subject to potential volatility based upon, among other things: (i) the adverse effect of distributors' or the Company's failure, and allegations of their failure, to comply with applicable regulations, which have in the past and could again in the future result in the removal of certain products from sale in certain countries, either temporarily or permanently; (ii) the negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain of the Company's products, the expansion of its operations into new markets and the introduction of its products into each such market; (iii) acquisition, consolidation or sale of key customers; (iv) the inability of the Company to introduce new products or the introduction of more products by the Company's competitors; (v) general conditions in the nutritional supplement industry; (vi) consumer perceptions of the Company's products and operations and
(vii) the general condition and viability of key customers' businesses which may be unrelated to any relationship between the Company and the key customer. In particular, because consumers ingest the Company's products, the Company is highly dependent upon consumers' perception of the safety and quality of its products. As a result, substantial negative publicity concerning one or more of the Company's products or other nutritional supplements similar to the Company's products could adversely affect the Company's results of operations or financial condition.

DEPENDENCE ON CUSTOMERS

     In 2001, the Company received approximately 43% of its total revenues from three customers: Rexall Sundown (16%) and EAS (15%) and Supplemental Sciences (12%). The loss of any of these three customers could have a materially adverse effect on the Company.

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

ABSENCE OF CLINICAL STUDIES

     Although many of the ingredients of the Company's products are vitamins, minerals, herbs, and other substances for which there is a long history of human consumption, some of the Company's products contain innovative ingredients. While the Company believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these innovative product ingredients in a concentrated form. Accordingly, no assurance can be given that the Company's products, even when used as directed, will have the effects intended. Although the Company tests the formulation and production of its products to ensure that they are safe when consumed, as directed, the Company has not sponsored clinical trials on the long-term effect of human consumption.

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

REGULATORY RISKS

     In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations or interpretations, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, and expanded documentation of the properties of certain products, or expanded or different labeling, or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

DEPENDENCE ON INTELLECTUAL PROPERTY

     The Company's success will depend; in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others or having others infringe our rights. The Company has filed and is actively pursuing patent applications in the US and other jurisdictions. The patent positions of pharmaceutical, nutraceutical, and bio-pharmaceutical firms, including the Company's, is uncertain and involves complex legal and factual questions for which important legal issues are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. There can be no assurance that any of our patent applications will result in the issuance of patents, that the Company will be able to develop additional proprietary products and processes that are patentable, that patents issued to the Company will provide adequate protection or any competitive advantages, that such patents will not be successfully challenged by third parties, that the patents of others will not impede our or our collaborators ability to commercialize the technology.

     Part of the Company's intellectual property is in the form of trade secrets and know-how and may not be protected by patents. There can be no assurance that we will be able to protect our trade secrets. To help protect the Company's rights, we require employees, consultants, advisors, and collaborators to enter into confidentiality agreements. There can be no insurance that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

ITEM 7. FINANCIAL STATEMENTS

     See "Financial Statements and Notes to Financial Statements" set forth on pages F-1 through F-16 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company will file a definitive proxy statement ("Proxy Statement") relating to its 2002 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Certificate of Incorporation and Amendment thereto(1)
 3.2       Amended Bylaws
10.1       Central Soya Company Licensing Voting Agreement(1)
10.2       Building Lease -- 8340 154th Avenue NE, Redmond, WA
           (Corporate headquarters/ manufacturing facility)(1)
10.3       Building Lease -- 14810 NE 95th St., Redmond, WA(1)
10.4       Building Lease -- 1420 Overlook Drive, Lafayette, CO
           (Tableting, encapsulating, bottling plant)(1)
10.5       Building Lease -- 1420 Overlook Drive, Lafayette, CO
           (Remainder of building for additional tableting,
           encapsulating, bottling and warehouse)(1)
10.6       Building Lease -- 1400 Overlook Drive, Lafayette, CO
           (Warehouse)(1)
10.7       Employment Agreement with William D. St. John(1)
10.8       Stock Option Plan(1)
10.9       Building Lease -- 1400 and 1420 Overlook Drive, Lafayette,
           CO (Tableting, encapsulation, bottling plant and warehouse)
           (Supersedes Exhibits 10.4, 10.5 and 10.6)(2)
10.11      Rexall Showcase Agreement(2)
10.12      Building Lease -- 9625 153rd Avenue NE, Redmond, WA
           (Manufacturing Facility)(3)
10.13      MET-Rx, USA Agreement(3)
23.1       Consent of Grant Thornton LLP, Independent Certified Public
           Accountants
24.1       Power of Attorney of Herbert L. Lucas
24.2       Power of Attorney of Carl W. Schafer
24.3       Power of Attorney of Daniel B. Ward

---------------
(1) Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 000-24693) filed by the Company on July 27, 1998.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (Reg. No. 000-24693) filed by the Company on March 25, 1999.

(3) Incorporated by reference to Registrant's Form 10-KSB for the fiscal year ended December 31, 2000.

     (b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          NUTRACEUTIX, INC.

                                          By:     /s/ DAVID T. HOWARD

                                          --------------------------------------
                                                     David T. Howard
                                            President, Chief Executive Officer

March 29, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


By: /s/ DAVID T. HOWARD                                  President, Chief Executive     March 29, 2001
-------------------------------------------------                  Officer
    David T. Howard                                     (Principal Executive Officer)
                                                                and Director

By: /s/ STEVEN H. MOGER                                    Chief Financial Officer      March 29, 2001
-------------------------------------------------         (Principal Financial and
    Steven H. Moger                                          Accounting Officer)

By: * /s/ HERBERT L. LUCAS                                        Director              March 29, 2001
-------------------------------------------------
    Herbert L. Lucas

By: * /s/ CARL W. SCHAFER                                         Director              March 29, 2001
-------------------------------------------------
    Carl W. Schafer

By: */s/ DANIEL B. WARD                                           Director              March 29, 2001
-------------------------------------------------
    Daniel B. Ward

* Attorney-In-Fact

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Nutraceutix, Inc.

     We have audited the accompanying balance sheets of Nutraceutix, Inc. (a Delaware Corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Nutraceutix, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON, LLP
Seattle, Washington

February 15, 2002

                               NUTRACEUTIX, INC.

                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                  2001           2000
                                                              ------------    -----------
Current assets
  Cash......................................................  $     93,082    $    98,241
  Accounts receivable, less allowance for doubtful accounts
     of $0 and $5,312, respectively.........................       974,840      1,464,392
  Current portion of notes receivable.......................       184,490          6,030
  Inventories...............................................       745,098      1,333,977
  Prepaid expenses..........................................       163,209        102,916
                                                              ------------    -----------
          Total current assets..............................     2,160,719      3,005,556
Property and equipment -- net...............................     1,706,977      1,874,315
Other assets
  Intangible assets -- net..................................       853,681        812,307
  Noncurrent portion of notes receivable....................       221,539          5,529
  Available-for-sale security...............................           747          4,444
                                                              ------------    -----------
                                                              $  4,943,663    $ 5,702,151
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit............................................  $  1,118,282    $ 1,184,500
  Current maturities of long-term obligations...............       255,030        215,995
  Current maturities of capital lease obligations...........       221,267        234,799
  Accounts payable -- trade.................................       728,117        837,826
  Accrued liabilities.......................................       147,773         91,047
  Deferred revenue..........................................       250,000         24,130
                                                              ------------    -----------
          Total current liabilities.........................     2,720,469      2,588,297
Long-term obligations, less current maturities..............       209,363        450,916
Capital lease obligations, less current maturities..........       433,636        586,004
Commitments and contingencies...............................            --             --
Stockholders' equity
  Preferred stock, authorized 5,000,000 shares, $.01 par
     value, none issued or outstanding......................            --             --
  Common stock, authorized 30,000,000 shares, $.001 par
     value..................................................        18,008         17,803
  Additional contributed capital............................    11,871,184     11,791,389
  Accumulated other comprehensive income....................       (35,982)       (32,285)
  Stock subscription........................................       120,000             --
  Subscription receivable...................................      (120,000)            --
  Accumulated deficit.......................................   (10,273,015)    (9,699,973)
                                                              ------------    -----------
          Total stockholders' equity........................     1,580,195      2,076,934
                                                              ------------    -----------
                                                              $  4,943,663    $ 5,702,151
                                                              ============    ===========

   The accompanying notes are an integral part of these financial statements.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                 2001           2000
                                                              -----------    ----------
Net revenues................................................  $ 8,190,500    $8,891,805
Cost of revenues............................................    6,536,713     6,470,644
                                                              -----------    ----------
     Gross profit...........................................    1,653,787     2,421,161
Operating expenses
  Marketing and selling.....................................      589,823       541,718
  Research and development..................................      420,542       380,799
  General and administrative................................    1,849,158     1,570,467
                                                              -----------    ----------
                                                                2,859,523     2,492,984
                                                              -----------    ----------
     Operating loss.........................................   (1,205,736)      (71,823)
Other income (expense)
  Interest expense..........................................     (324,484)     (306,926)
  Severance costs...........................................     (306,436)           --
  D-Glucarate agreement.....................................      480,614            --
  Micro-Cell/Cobactin agreement.............................      750,000            --
  Met-Rx settlement.........................................           --       519,004
  Other.....................................................       33,000        59,153
                                                              -----------    ----------
                                                                  632,694       271,231
                                                              -----------    ----------
       Net Earnings (Loss)..................................  $  (573,042)   $  199,408
                                                              ===========    ==========
       Net earnings (loss) per share........................  $     (0.03)   $     0.01
                                                              ===========    ==========
       Net earnings (loss) per share assuming dilution......  $     (0.03)   $     0.01
                                                              ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                               NUTRACEUTIX, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                     COMMON STOCK       ADDITIONAL        ACCUMULATED
                                 --------------------   CONTRIBUTED   OTHER COMPREHENSIVE      STOCK       SUBSCRIPTION
                                   SHARES     AMOUNT      CAPITAL           INCOME          SUBSCRIPTION    RECEIVABLE
                                 ----------   -------   -----------   -------------------   ------------   ------------
Balance at December 31, 1999...  17,486,812   $17,489   $11,725,754        $     --           $     --      $      --
Exercise of stock options for
  cash and stock, net..........     316,477       314        62,533              --                 --             --
Stock options issued for
  services.....................          --        --         3,102              --                 --             --
Unrealized losses on
  available-for-sale
  security.....................          --        --            --         (32,285)                --             --
Net earnings for the year......          --        --            --              --                 --             --
                                 ----------   -------   -----------        --------           --------      ---------
Balance at December 31, 2000...  17,803,289    17,803    11,791,389         (32,285)                --             --
Issuance of common stock for
  cash.........................     205,000       205        79,795              --                 --             --
Unrealized losses on
  available-for-sale
  security.....................          --        --            --          (3,697)                --             --
Issuance of subscription
  agreement for note
  receivable...................          --        --            --              --            120,000       (120,000)
Net loss for the year..........          --        --            --              --                 --             --
                                 ----------   -------   -----------        --------           --------      ---------
Balance at December 31, 2001...  18,008,289   $18,008   $11,871,184        $(35,982)          $120,000      $(120,000)
                                 ==========   =======   ===========        ========           ========      =========


                                 ACCUMULATED
                                   DEFICIT        TOTAL
                                 ------------   ----------
Balance at December 31, 1999...  $ (9,899,381)  $1,843,862
Exercise of stock options for
  cash and stock, net..........            --       62,847
Stock options issued for
  services.....................            --        3,102
Unrealized losses on
  available-for-sale
  security.....................            --      (32,285)
Net earnings for the year......       199,408      199,408
                                 ------------   ----------
Balance at December 31, 2000...    (9,699,973)   2,076,934
Issuance of common stock for
  cash.........................            --       80,000
Unrealized losses on
  available-for-sale
  security.....................            --       (3,697)
Issuance of subscription
  agreement for note
  receivable...................            --           --
Net loss for the year..........      (573,042)    (573,042)
                                 ------------   ----------
Balance at December 31, 2001...  $(10,273,015)  $1,580,195
                                 ============   ==========

    The accompanying notes are an integral part of this financial statement.

                               NUTRACEUTIX, INC.

                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                2001         2000
                                                              ---------    ---------
Increase (Decrease) in Cash
Cash flows from operating activities:
  Net earnings (loss).......................................  $(573,042)   $ 199,408
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities
     Depreciation and amortization..........................    461,505      405,012
     Settlement of accounts payable.........................    (83,160)          --
     Stock options granted for services.....................         --        3,102
     Changes in assets and liabilities
       Accounts receivable..................................    489,552     (576,053)
       Notes receivable.....................................   (394,470)          --
       Inventories..........................................    588,879      412,497
       Prepaid expenses.....................................    (60,293)       9,105
       Accounts payable.....................................    (26,549)    (375,915)
       Accrued liabilities and deferred revenue.............    282,596       14,764
                                                              ---------    ---------
          Net cash provided by operating activities.........    685,018       91,920
                                                              ---------    ---------
Cash flows from investing activities:
  Purchase of equipment and furniture.......................    (45,249)     (73,367)
  Patent and technology rights expenditures.................   (212,753)    (165,727)
                                                              ---------    ---------
          Net cash used in investing activities.............   (258,002)    (239,094)
                                                              ---------    ---------
Cash flows from financing activities:
  Payments on long-term obligations and capital lease
     obligations............................................   (549,587)    (538,488)
  Proceeds from long-term obligations.......................    103,630      226,735
  Net borrowings (payments) on line of credit...............    (66,218)     345,000
  Net proceeds from issuance of common stock................     80,000       62,847
                                                              ---------    ---------
          Net cash provided by (used in) financing
            activities......................................   (432,175)      96,094
                                                              ---------    ---------
Net decrease in cash........................................     (5,159)     (51,080)
Cash at beginning of year...................................     98,241      149,321
                                                              ---------    ---------
Cash at end of year.........................................  $  93,082    $  98,241
                                                              =========    =========
Cash paid during the year for:
  Interest..................................................  $ 324,484    $ 306,926
                                                              =========    =========
Noncash investing and financing activities:
  Additions to equipment under capital lease obligations....  $  77,539    $ 596,197
  Marketable securities received for reduction in customer
     receivable.............................................  $      --    $  36,729
  Issuance of subscription agreement for note receivable....  $ 120,000    $      --

   The accompanying notes are an integral part of these financial statements.

                               NUTRACEUTIX, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nutraceutix, Inc. (the Company) is a biopharmaceutical company that develops and manufactures pharmaceutical, over-the-counter, and nutritional products. Nutraceutix is active in two marketplaces: controlled delivery technologies and nutraceuticals. The Company uses its patented CDT(TM) controlled delivery technologies to develop products and license technology to pharmaceutical and nutritional product companies. The Company also manufactures and packages probiotics, develops proprietary nutritional product formulations, and offers specialty nutraceutical ingredients, including several that utilize CDT(TM) technologies. The Company's customers are located throughout the United States.

     A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

  1. Accounts Receivable

     In 2001, the Company considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was required. In 2000, the Company established an allowance for doubtful accounts totaling $5,312.

  2. Inventories

     Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. The Company has established an allowance for potentially obsolete and slow moving items.

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

     The Company uses accelerated depreciation methods for tax purposes.

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

  5. Revenue Recognition

     Revenue from the sale of nutraceutical products is recognized upon shipment to the customer.

                               NUTRACEUTIX, INC.

  6. Research and Development Costs

     All expenditures for research and development are expensed in the year incurred.

  7. Other Comprehensive Income (Loss)

     Other comprehensive income (loss) includes unrealized losses on an equity security classified as available-for-sale. Available for sale securities are reported at fair value, based on quoted market prices, with the net unrealized gains or losses reported as other comprehensive income or loss in stockholders' equity.

  8. Use of Estimates

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  9. Reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

  10. Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's 2002 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company's financial statements. The Company is currently evaluating the potential affect of the initial application of the SFAS 142.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its financial statements.

NOTE B -- MANAGEMENT PLANS

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. However, the Company had an operating loss of $1,205,736 and a net loss of $573,042 for the

                               NUTRACEUTIX, INC.

year ended December 31, 2001. The Company's current liabilities exceed its current assets, resulting in a working capital deficit of $559,750 as of December 31, 2001. In addition, the Company's financial institution has informed management that it will not renew its line of credit upon expiration in May 2002.

     The Company raised $700,000 in a private placement of common stock subsequent to December 31, 2001 (see note U). Although management is confident that the Company will be able to secure a new line of credit in May 2002 with a different financial institution, there can be no assurance that the Company can raise additional financing if necessary or that the Company will obtain a new line of credit in May 2002.

NOTE C -- NOTES RECEIVABLE

     Notes receivable consist of the following at December 31:

                                                                2001       2000
                                                              --------    -------
Note receivable for D-Glucarate agreement; with initial
  payment of $40,000 due February 1, 2002 and monthly
  payments of $13,846 through April 2004....................  $400,000    $    --
Note receivable for settlement of account receivable; with
  monthly payments of $503 through December 2002............     5,529     11,559
Other.......................................................       500         --
                                                              --------    -------
                                                               406,029     11,559
Less current portion........................................   184,490      6,030
                                                              --------    -------
                                                              $221,539    $ 5,529
                                                              ========    =======

     Aggregate maturities of notes receivable are as follows:

                 YEAR ENDING DECEMBER 31,
                 ------------------------
     2002.................................................  $184,490
     2003.................................................   166,154
     2004.................................................    55,385
                                                            --------
     Total................................................  $406,029
                                                            ========

NOTE D -- INVENTORIES

     Inventories consist of the following at December 31:

                                                           2001         2000
                                                        ----------   ----------
Raw materials.........................................  $  698,801   $  903,564
Work in progress......................................     388,427      473,276
Finished goods........................................     115,169      146,589
                                                        ----------   ----------
                                                         1,202,397    1,523,429
Less allowance for obsolete and slow moving items.....     457,299      189,452
                                                        ----------   ----------
                                                        $  745,098   $1,333,977
                                                        ==========   ==========

                               NUTRACEUTIX, INC.

NOTE E -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                 2001         2000
                                                              ----------   ----------
Furniture and fixtures......................................  $   62,843   $   66,672
Machinery and equipment.....................................   1,890,873    1,931,708
Leasehold improvements......................................      71,961       73,069
Machinery and equipment under capital leases................   1,347,877    1,278,010
                                                              ----------   ----------
                                                               3,373,554    3,349,459
Less accumulated depreciation and amortization..............   1,305,893    1,269,794
Less accumulated amortization of machinery and equipment
  under capital leases......................................     360,684      205,350
                                                              ----------   ----------
                                                              $1,706,977   $1,874,315
                                                              ==========   ==========

NOTE F -- INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                                 2001         2000
                                                              ----------   ----------
Technical and product rights................................  $2,237,444   $2,237,444
Patents and trademarks......................................     745,386      532,633
                                                              ----------   ----------
                                                               2,982,830    2,770,077
Less accumulated amortization...............................   2,129,149    1,957,770
                                                              ----------   ----------
                                                              $  853,681   $  812,307
                                                              ==========   ==========

NOTE G -- LINE OF CREDIT

     The Company has a line of credit with a bank collateralized by accounts receivable, inventory and equipment, which expires on May 1, 2002. Under the terms of the line of credit, the Company can borrow up to $1,600,000 at an interest rate of prime plus 1% (5.75% at December 31, 2001). The Company has certain minimum financial covenants with which it is not in compliance at December 31, 2001. Additionally, in December 2001, the bank informed the Company that it was not willing to waive these covenants and that it does not intent to renew the line of credit in May 2002.

                               NUTRACEUTIX, INC.

NOTE H -- LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31:

                                                                2001        2000
                                                              --------    --------
Notes payable for equipment; with monthly installments
  totaling $13,801, including 16.4% interest; collateralized
  by production equipment; due in 2003......................  $232,988    $348,246
Notes payable to third party for leasehold improvement
  advance, payable in 34 monthly installments of $3,695
  including 15.5% interest, due in 2004.....................   105,882     131,628
Note payable to a third party for payment of legal
  settlement; payable in 36 monthly installments of $5,000
  beginning April 3, 2000; no stated interest rate..........    70,000     130,000
Note payable to a third party; with monthly installments of
  $1,643, including interest at 12.7%; collateralized by
  equipment; due in 2004....................................    42,046      55,484
Other notes payable.........................................    13,477       1,553
                                                              --------    --------
                                                               464,393     666,911
Less current maturities.....................................   255,030     215,995
                                                              --------    --------
                                                              $209,363    $450,916
                                                              ========    ========

     Aggregate maturities of long-term obligations are as follows:

YEAR ENDING DECEMBER 31,
------------------------
     2002.................................................  $255,030
     2003.................................................   157,402
     2004.................................................    51,961
                                                            --------
                                                            $464,393
                                                            ========

NOTE I -- LEASE OBLIGATIONS

     The Company conducts a substantial portion of its operations utilizing leased manufacturing and office facilities, expiring through 2006. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. The Company also leases machinery and equipment under capital leases expiring through 2006.

     The following is a schedule by years of future minimum lease payments together with the present value of the minimum payments under capital and operating leases as of December 31, 2001:

                                                              CAPITAL     OPERATING
                  YEAR ENDING DECEMBER 31,                     LEASES       LEASES
                  ------------------------                    --------    ----------
     2002...................................................  $310,742    $  550,854
     2003...................................................   234,214       522,898
     2004...................................................   191,451       297,528
     2005...................................................   100,001       216,153
     2006...................................................     3,224       128,942
                                                              --------    ----------
Future minimum lease payments...............................   839,632    $1,716,375
                                                                          ==========
Less amount representing interest...........................   184,729
                                                              --------
Present value of minimum lease payments.....................  $654,903
                                                              ========
Current maturities..........................................  $221,267
Long-term maturities........................................   433,636
                                                              --------
                                                              $654,903
                                                              ========

                               NUTRACEUTIX, INC.

     Rent expense for leased facilities and equipment was $734,474 and $665,277 for the years ended December 31, 2001 and 2000, respectively.

NOTE J -- INCOME TAXES

     The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

     The income tax provision reconciled to the tax computed at the statutory federal rate was approximately as follows at December 31:

                                                        2001            2000
                                                      ---------       --------
Tax expense (benefit) at statutory rate...........    $(194,800)      $ 67,800
Permanent differences.............................        5,300          8,700
Stock options exercised...........................           --             --
Change in valuation allowance.....................      189,500        (76,500)
                                                      ---------       --------
                                                      $      --       $     --
                                                      =========       ========

     Deferred tax assets and liabilities consist of the following at December
31:

                                                       2001           2000
                                                    -----------    -----------
Current asset, net
  Inventory reserve...............................  $   155,500    $    64,400
  Other accrued liabilities.......................       74,900         96,300
  Less valuation allowance........................     (230,400)      (160,700)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========
Non-current asset, net
  Net operating loss carry forwards...............  $ 1,503,600    $ 1,849,000
  Depreciation and amortization...................     (174,900)      (174,000)
  Other tax credits...............................       36,700         90,800
  Less valuation allowance........................   (1,365,400)    (1,765,800)
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

     The Company has established a valuation allowance of $1,595,800 and $1,926,500 as of December 31, 2001 and 2000, respectively, due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets.

     At December 31, 2001, an operating loss carryforward of approximately $4,422,300 expiring through 2021 is available to offset future taxable income. Net operating loss carryforwards of approximately $1,371,700 and $1,884,300 expired during 2001 and 2000, respectively. Investment tax credits and research and experimentation tax credits totaling $36,700 expiring through 2003 are also available. Tax credits of approximately $54,100 and $43,400 expired during 2001 and 2000, respectively. If ownership changes should occur, there may be certain limitations on the use of these carryforwards, as defined by Internal Revenue Code Section 382.

     Included in the net operating loss for 2000 is approximately $177,300 as a result of the exercise of stock options with a strike price less than the fair value of the shares acquired. If this portion of the net operating loss is ultimately recognized for income tax purposes, the resulting benefit will not be recognized in the income statement but will increase additional paid in capital.

                               NUTRACEUTIX, INC.

NOTE K -- SEPARATION AGREEMENT

     The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001 and effective as of January 15, 2001. In conjunction with the separation agreements, the Company recorded severance costs totaling $306,436, which is included in other expense in the Statement of Operations for the year ended December 31, 2001.

     Under this agreement the Company is to pay the former Chief Scientific Officer $12,500 a month through January 15, 2004. If this individual earns an income during the three-year period from January 15, 2001 through January 15, 2004, then the amounts earned will offset payments due him. For the first twelve months of the agreement, no amounts offset the monthly payments. Beginning with the period ending January 15, 2002 and for each twelve-month period thereafter, the former Chief Scientific Officer is to provide the Company with an accounting of income earned during the preceding 12 months. The amount earned will then be used to offset future payments. As future payments are contingent upon the earnings of this individual, no liability has been established as of December 31, 2001.

NOTE L -- D-GLUCARATE AGREEMENT

     On September 19, 2001, the Company entered into an agreement with its licensor of patented calcium D-Glucarate. Under the terms of the agreement, the Company will discontinue all sales, marketing, and distribution activities related to Calcium D-glucarate. In return, the Company received a $400,000 non-interest bearing note receivable and the forgiveness of certain accounts payable totaling $83,160. As a result of this transaction, the Company recognized income of $480,614 for the year ended December 31, 2001, which is included in other income in the Statement of Operations. The first payment of $40,000 under the note receivable was paid in February 2002, and monthly payments of $13,846 will be due thereafter through April 2004.

NOTE M -- MICRO-CELL(R)/COBACTIN(R) AGREEMENT

     On December 4, 2001, the Company entered into an agreement with Biotal, Inc. (Biotal) and Danstar Ferment AG (Danstar) whereby the Company assigned to Danstar its rights and obligations under the Product Marketing and Manufacturing Agreement dated August 19, 1999 between the Company and Biotal. Under the terms of the new agreement, the Company sold its rights to produce Micro-Cell(R) microbial beef feed additive. The Company retains the intellectual property rights and production of its Cobactin(R) microbial feed additive product, while Biotal will have the exclusive rights to distribute the product. In accordance with the agreement, the Company received a $750,000 payment, which is included in other income in the Statement of Operations for the year ended December 31, 2001.

NOTE N -- MET-RX AGREEMENT

     On September 18, 2000, the Company entered into an agreement with Met-Rx, USA, Inc. (Met-Rx), which terminated the Product Sales and Sublicense Agreement for Controlled Delivery Technology and Molecular Dispersion Technology Products (the Sublicense Agreement), entered into on March 6, 2000. The termination agreement required Met-Rx to pay the Company a one-time payment of $150,000 to satisfy all of Met-Rx's obligations under the Sublicense Agreement. In conjunction with the termination agreement, certain accounts payable and advance payments totaling $369,000 due to Met-Rx were forgiven. As a result, the Company recognized a gain on the transaction of approximately $519,000, which is included in other income in the Statement of Operations for the year ended December 31, 2000.

                               NUTRACEUTIX, INC.

NOTE O -- TECHNICAL RIGHTS AND ROYALTY AGREEMENTS

     During 2001, the Company amended an agreement with Temple University (Temple) to obtain exclusive worldwide license of licensed products, with the right to sublicense. During 2000, the Company entered into a similar agreement with Temple relating to a different product. Under the terms of the agreements with Temple, the Company is required to make minimum annual royalty payments totaling $55,000.

     Under a technical and product rights agreement from a limited partnership, which has now been dissolved, the Company has full and exclusive rights, title and interest to use and market products developed from the Feed Additives agreement. Under the Feed Additives agreement, the Company is required to make royalty payments to the former partners of the Feed partnership on sales of Feed Additives until December 31, 2010. During 2001 and 2000, royalty expense for Feed Additives amounted to $38,423 and $18,912, respectively.

NOTE P -- RETIREMENT PLAN

     The Company has a defined contribution 401(k) retirement plan (the Plan) which covers all employees. The Company will match 25% of employee contributions, up to 8% of employee contributions. The Company contributed $12,269 and $11,105 to the Plan for the years ended December 31, 2001 and 2000, respectively.

NOTE Q -- STOCK OPTIONS

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

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company applies Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net earnings (loss) would change to the pro forma amounts indicated below:

                                                          2001         2000
                                                        ---------    --------
Net earnings (loss)
  As reported.........................................  $(573,042)   $199,408
  Pro forma...........................................  $(700,634)   $101,342
Net earnings (loss) per share
  As reported.........................................  $   (0.03)   $   0.01
  Pro forma...........................................  $   (0.04)   $   0.01

     The fair value of option grants is estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31:

                                                           2001         2000
                                                         ---------    ---------
Expected volatility....................................         88%          73%
Expected dividend yield................................          0%           0%
Risk-free interest rate................................        5.0%         5.5%
Expected life..........................................  7.0 years    7.0 years

                               NUTRACEUTIX, INC.

     A summary of the Company's stock option plan's activity is as follows:

                                                       2001                           2000
                                            ---------------------------    ---------------------------
                                                            WEIGHTED                       WEIGHTED
                                                            AVERAGE                        AVERAGE
                                             SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                            ---------    --------------    ---------    --------------
Outstanding at beginning of year..........  2,740,601        $0.71         2,436,052        $0.71
Granted...................................    916,840         0.59         1,073,060         0.64
Exercised.................................         --           --          (368,592)        0.25
Forfeited.................................   (166,858)        0.76          (399,919)        0.98
                                            ---------        -----         ---------        -----
Outstanding at end of year................  3,490,583        $0.67         2,740,601        $0.71
                                            =========        =====         =========        =====
Options exercisable at end of year........  2,078,197        $0.72         1,768,396        $0.75
                                            =========        =====         =========        =====
Weighted-average fair value of options
  granted during the year.................                   $0.48                          $0.35
                                                             =====                          =====

     The following is a summary of stock options outstanding at December 31, 2001:

                                                          OPTIONS OUTSTANDING
                                          ----------------------------------------------------
                                                         WEIGHTED-AVERAGE
                                            NUMBER          REMAINING        NUMBER OF OPTIONS
             EXERCISE PRICE               OUTSTANDING    CONTRACTUAL LIFE       EXERCISABLE
             --------------               -----------    ----------------    -----------------
$0.25 - $0.78...........................   2,425,183        8.12 years           1,012,797
$0.80 - $1.25...........................   1,065,400        3.53 years           1,065,400

NOTE R -- EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is based on the weighted average number of shares outstanding during each period and income (loss) available to common shareholders. Earnings per share assuming dilution is based on the assumption that outstanding stock options were exercised.

     The table below presents the information used to compute loss per common share for the year ended December 31, 2001:

                                                  NET LOSS         SHARES        PER SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Loss per shares
  Income available to common stockholders......   $(573,042)     17,803,851       $(0.03)

     At December 31, 2001, the Company had 926,072 of stock options, which were dilutive. The computation for loss per share assuming dilution for the year ended December 31, 2001 was anti-dilutive; and therefore, is not included.

     The table below presents the information used to compute earnings per common share, with and without dilution for the year ended December 31, 2000:

                                                 NET EARNINGS       SHARES        PER SHARE
                                                 (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                 ------------    -------------    ---------
Earnings per share:
  Income available to common stockholders......    $199,408       17,621,984        $0.01
Effect of dilutive securities:
  Stock options................................          --          178,004           --
                                                   --------       ----------        -----
Earnings per common share assuming dilution:
  Earnings available to common stockholders and
     effect of assumed conversions.............    $199,408       17,799,988        $0.01
                                                   ========       ==========        =====

                               NUTRACEUTIX, INC.

NOTE S -- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     In 2001, the Company had sales to three customers, which accounted for approximately 16%, 15% and 12%, of net revenues. In 2000, sales to two different customers accounted for approximately 40% and 10% of net revenues. The Company does not require its receivables to be collateralized; as such the Company's receivables are unsecured.

NOTE T -- CONTINGENCIES

     In 2001, the Company was engaged in a lawsuit for wrongful termination of a former employee. On September 20, 2001, the lawsuit was dismissed by the Equal Opportunity Commission. The former employee may pursue his claim through normal litigation channels; however, in the opinion of management, based upon advice of legal counsel, no further pursuit of this claim is expected to occur.

NOTE U -- PRIVATE PLACEMENT

     In November 2001, the Board of Directors authorized the sale of up to 2,000,000 shares of the Company's common stock in a private placement.

     The Company entered into a one year consulting agreement effective December 1, 2001 with an investor relations company to increase investment community awareness of the Company for a monthly fee of $7,500. As part of this arrangement, the owner of the investor relations company will purchase 300,000 shares of unregistered common stock at $0.40 per share. The shares will be paid for with a note totaling $120,000, which will accrue interest at 5.0% and will be due on the later of December 1, 2002 or at the time the purchased shares are publicly saleable. As of December 31, 2001, the Company had not issued the 300,000 shares of common stock; accordingly, the Company has recorded a stock subscription for the shares totaling $120,000.

     As of February 15, 2002, the Company had sold 1,955,000 shares of common stock for $780,000 relating to this private placement. Of this amount, 205,000 shares were sold to a related party for $80,000 prior to December 31, 2001.

NOTE V -- FOURTH QUARTER ADJUSTMENT

     During the fourth quarter of 2001, the Company recorded an adjustment to reduce licensing fee revenue by $250,000. The amount was reclassified to deferred revenue as of December 31, 2001. The licensing fee revenue was originally recognized in the second quarter prior to the Company fulfilling its contractual obligations. The adjustment increased current liabilities by $250,000 and increased the net loss by $250,000.