Form 10KSB/A
period 2001-12-31
NUTRACEUTIX INC
filed 2002-04-30
CIK 934936

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-KSB/A

                                (AMENDMENT NO. 1)

                                ----------------

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

     [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO             .

                        COMMISSION FILE NUMBER 000-24693

                                NUTRACEUTIX, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                DELAWARE                                 91-1689591
        (STATE OF INCORPORATION)                IRS EMPLOYER IDENTIFICATION NO.)

8340 154TH AVENUE N.E., REDMOND, WASHINGTON                 98052
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

                                ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     None. See Explanatory Note below.

================================================================================

                                EXPLANATORY NOTE

     The Company is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2001 to amend Items 9 through 12 of Part III of this Annual Report on Form 10-KSB to include the information required by such items because the Company's definitive proxy statement will not be filed before April 30, 2002 pursuant to Regulation 14A. No other changes are being made by means of this filing.

     The following items of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 are hereby amended. Each such item is set forth in its entirety as amended.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table identifies the directors and executive officers of the Company as of April 19, 2002, the positions which they hold, and the year in which they began serving in their respective capacities.

                                                                     POSITION HELD
NAME                         AGE  CURRENT POSITION(S) WITH COMPANY       SINCE
----                         ---  --------------------------------   -------------
David T. Howard..........    52   President and CEO, Director             2000
                                  (Class 2, exp. 2003)
Steven H. Moger..........    38   Chief Financial Officer and             1997
                                  Vice President of Operations
Herbert L. Lucas.........    74   Director (Class 2, exp. 2003)           1995
Daniel B. Ward...........    74   Director (Class 3, exp. 2004)           1995

     David T. Howard has served as the Company's President and CEO and as a director since May 24, 2000. From August 1997 to March 2000, Mr. Howard served as President and Chief Executive Officer of Novopharm International. Prior to that position, he was President of Granutec, Inc. from July 1995 through December 1997 and President of Stanley Pharmaceuticals from January 1990 to December 1999. Mr. Howard serves on the board of Angiotech Pharmaceuticals, Inc.

     Steven H. Moger has served in various financial management positions for the Company since 1986. From 1993 to 1997, Mr. Moger served as the Controller/General Manager of the Company. In December of 1997 Mr. Moger was promoted to Vice President of Operations/General Manager. Mr. Moger received his BA in Accounting from Western Washington University in 1986 and obtained his CPA in 1989.

     Herbert L. Lucas has served as a member of the Company's Board of Directors since 1995, and as a director of BioTechniques Laboratories, Inc., ("BTL") a subsidiary of the Company, since 1983. Mr. Lucas was with Carnation International, a multinational food processing company, from 1963 to 1981, rising to the position of President and Director. Mr. Lucas serves on the board of several corporations and non-profit institutions, including the Wellington Trust Company, Boston, The J. Paul Getty Trust, Los Angeles, and the Winrock International Institute for Agricultural Development, Morrilton, Arkansas. Mr. Lucas received his BA from Princeton University in 1950 and MBA from the Harvard University School of Business Administration in 1952.

     Daniel B. Ward has served as a member of the Company's Board of Directors since 1995 and as a director of BioTechniques Laboratories, Inc., ("BTL"), a subsidiary of the Company, since 1983. Mr. Ward has had his own financial consulting firm since 1977 which specializes in mergers and acquisitions. From 1976 to 1977, Mr. Ward was Vice President of Finance for Norfin, Inc., a business machine manufacturer. From 1972 to 1975 he was Regional Director of the Small Business Administration and from 1966 to 1972 was Director of the Washington State Department of Commerce and Economic Development. Mr. Ward received his BA from Princeton University in 1950.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than ten percent of the outstanding shares of the Company's common stock ("ten percent stockholders") to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or otherwise in its files and on written representations from its directors, executive officers and ten percent shareholders no other reports were required during the fiscal year ended December 31, 2001. The Company's officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows all the cash compensation, as well as certain other compensation, paid by the Company to the President and CEO, and each of the Company's other highly compensated executive officers (the "named executive officers") during the fiscal years indicated. No other officer earned total salary and bonus in excess of $100,000 for the periods indicated.

                         2001 SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                        ANNUAL COMPENSATION             AWARDS
                                                 ---------------------------------   ------------
                                                                         OTHER        SECURITIES
                                                                         ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR     SALARY      BONUS    COMPENSATION      OPTIONS
---------------------------             ----     ------      -----    ------------    ----------
David T. Howard, President and CEO      2001   210,000(1)     -0-       10,800(2)             -0-
                                        2000   127,346(1)     -0-        6,300(2)        800,000
                                        1999      -0-         -0-         -0-                 -0-

Steven H. Moger,                        2001   139,583(3)     -0-         -0-            110,000
Chief Financial Officer and             2000   110,000(3)     -0-         -0-                 -0-
Vice President of Operations            1999   110,000(3)     -0-         -0-             20,000

-----------------
(1)  Mr. Howard's date of hire was May 24, 2000. His annual salary is $210,000.

(2) Mr. Howard received a car allowance of $10,800 during 2001 and $6,300 during 2000.

(3) Mr. Moger received an annual base salary of $110,000 until February 2001. From March 2001 to May 2001, his annual salary was $135,000. In June 2001, his annual salary was increased to $150,000.


    The following table sets forth all individual grants of stock options made by the Company during the fiscal year ended December 31, 2001 to the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                           NUMBER OF
                          SECURITIES     PERCENT OF TOTAL     EXERCISE
                          UNDERLYING    OPTIONS GRANTED TO    OR BASE
                           OPTIONS         EMPLOYEES IN        PRICE      EXPIRATION
     NAME                 GRANTED(#)      FISCAL YEAR(1)     ($/SHARE)       DATE
     ----                 ----------    ------------------   ----------   ----------
David T. Howard......           --              --                --             --
Steven H. Moger......      100,000            14.0%             0.66       02/09/11
                            10,000             1.4%             0.56       05/24/11

---------------------
(1) Based on stock options representing an aggregate of 696,840 shares of common stock granted to employees during the year ended December 31, 2001.

     The following table sets forth information on an aggregated basis, concerning the exercise of stock options during the year ended December 31, 2001 by each of the named executive officers and the fiscal year-end value of the unexercised options.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                                    UNDERLYING            VALUE OF UNEXERCISED
                                                                UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS AT
                         SHARES ACQUIRED    VALUE REALIZED         AT FY-END(#)               FY-END($)(2)
    NAME                 ON EXERCISE(#)         ($)(1)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
    ----                 ---------------    --------------  -------------------------   -------------------------
David T. Howard                --               --                160,000/640,000                  --
Steven H. Moger                --               --                 124,167/98,333              18,600/200

(1) Market value of the underlying securities at exercise date minus exercise price of the options.

(2) The closing price of the Company's stock as of December 31, 2001 was $0.53. Except as set forth above, the exercise price of all options held by the named executive officers set forth in the table exceeds the market value of the underlying shares.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     The Company had a three year employment contract with William D. St. John, which commenced on April 1, 1998, and which was renewable for an additional three-year period unless either party gave 180 days notice to the other. The employment agreement provided for an initial base annual salary of not less than $150,000. As of October 1, 1998, the base salary paid to Mr. St. John increased from $150,000 to $175,000. Mr. St. John resigned, as an officer and director of the Company, effective as of January 15, 2001 and the employment contract was superseded and replaced with a Separation Agreement. See "Certain Relationships and Related Transactions."

DIRECTOR COMPENSATION

   The Company pays no additional remuneration to employees of the Company who serve as directors. All directors are entitled to reimbursement for expenses incurred in traveling to and from meetings of the Company's Board of Directors. Effective September 24, 1999 and as further clarified on March 27, 2000, the Board of Directors has adopted the following compensation plan for nonemployee directors ("Eligible Directors"): (a) on October 1 of each year each Eligible Director is granted an option exercisable for 30,000 shares of the Company's common stock at an exercise price equal to the closing price of the Company's common stock on the date of grant, which option shall be fully vested as of the date of grant, (b) on October 1 of the first year of service, each new Eligible Director is granted an option for 2,500 shares for each whole month of service prior to October 1, (c) in the event an Eligible Director resigns prior to October 1 in any year, such eligible Director is granted an option on October 1 of the year of resignation for 2,500 shares for each whole month of service completed prior to the date of resignation, and (d) each Eligible Director receives a quarterly cash retainer paid in arrears in the amount of $3,750 for services as a Director. In accordance with this compensation policy, on October 1, 2001, Mr. Lucas and Mr. Ward (together with two other non-employee directors who are no longer serving) were each granted nonqualified stock options exercisable for 30,000 shares of the Company's common stock at an exercise price of $0.38 per share. In addition, on February 9, 2001, Mr. Lucas and Mr. Ward (together with two other non-employee directors who are no longer serving) were each also granted a nonqualified stock option fully exercisable for 25,000 shares of the Company's common stock at an exercise price of $0.66 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2002, certain information furnished to the Company with respect to ownership of the Company's common stock of (i) each director and director nominee, (ii) each executive officer, (iii) all persons known by the Company to be beneficial owners of more than five percent (5%) of the Company's common stock, and (iv) all executive officers and directors as a group.

                                                         NUMBER        PERCENT OF
                                                           OF            SHARES
STOCKHOLDER                                              SHARES      OUTSTANDING(1)
-----------                                              ------      --------------
Archer-Daniels-Midland Company.......................  1,920,000         9.67%
   4666 Faries Parkway
   Decatur, IL 62526
William D. and Patricia A. St. John(2) ..............  1,122,867         5.66%
   3959 Lower Honoapiilani Road, #309
   Lahaina, Maui, HI 96761
David T. Howard(3)...................................    320,000         1.59%
Herbert L. Lucas(4)..................................    723,824         3.60%
Daniel B. Ward(5)....................................    308,000         1.53%
Steven H. Moger(6) ..................................    353,636         1.77%
All directors and executive officers as a group
  (4 persons)(7).....................................  1,705,460         8.18%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Except as otherwise indicated, the stockholders identified in this table have sole voting and investment power with regard to the shares shown as beneficially owned by them. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2002 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(2) Information regarding William D. St. John and Patricia A. St. John is based solely on a Schedule 13G filed with the SEC on February 11, 2002.

(3)  Includes 320,000 shares subject to options exercisable as of May 30, 2002.

(4)  Includes 265,000 shares subject to options exercisable as of May 30, 2002.

(5)  Includes 265,000 shares subject to options exercisable as of May 30, 2002.

(6)  Includes 142,500 shares subject to options exercisable as of May 30, 2002.

(7)  Includes 992,500 shares subject to options exercisable as of May 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and William D. St. John entered into a Separation Agreement pursuant to which Mr. St. John's employment as a director and Chairman of the Board with the Company ceased as of January 15, 2001. The Separation Agreement superseded and replaced his employment agreement with the Company. Pursuant to the terms of Mr. St. John's Separation Agreement, he is entitled to receive 36 monthly severance payments of $12,500, subject to certain offsets against future earnings. Additionally, Mr. St. John's options for 85,000 shares of the Company's common stock became fully vested and were converted into nonqualified options, exercisable until January 31, 2002.

     The Company and Patricia A. St. John, wife of Mr. St. John, entered into a Separation Agreement pursuant to which Mrs. St. John's employment as Vice President Administration, Secretary and Treasurer ceased as of January 15, 2001. Pursuant to the terms of the Separation Agreement, Mrs. St. John is entitled to 12 monthly severance payments of $7,088.33 for the period January 15, 2001 to January 15, 2002. Additionally, Mrs. St. John's options for 94,000 shares of the Company's common stock became fully vested and were converted into nonqualified options, exercisable until January 31, 2002.

     As part of the sale of shares of common stock described in Item 5 in December 2001, the Company sold 205,000 shares for $80,000 to Ed Moger, Jr. brother of Steve Moger. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and
Section 4(2) of such Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                          NUTRACEUTIX, INC.

                                          By:        /s/ DAVID T. HOWARD
                                              ---------------------------------
                                                       David T. Howard
                                              President, Chief Executive Officer

April 26, 2002