Form 10QSB
period 2002-03-31
NUTRACEUTIX INC
filed 2002-05-15
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 000-24693

NUTRACEUTIX, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	91-1689591
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

8340 — 154TH AVENUE NORTHEAST
REDMOND, WASHINGTON 98052
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(425) 883-9518
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Number of shares of issuer’s common stock outstanding as of May 10, 2002: 20,343,398

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

NUTRACEUTIX, INC.
FORM 10-QSB

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTIX, INC.
BALANCE SHEETS

ASSETS

	March 31, 2002	December 31,
	(Unaudited)	2001

CURRENT ASSETS
Cash	$39,240	$93,082
Accounts receivable — net	1,064,851	974,840
Current portion of notes receivable	154,308	184,490
Inventories	856,557	745,098
Prepaid expenses	177,261	163,209

Total current assets	2,292,217	2,160,719
PROPERTY AND EQUIPMENT — net	1,666,682	1,706,977
OTHER ASSETS
Intangible assets — net	840,761	853,681
Noncurrent portion of notes receivable	180,000	221,539
Other	539	747

	$4,980,199	$4,943,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$1,183,282	$1,118,282
Current maturities of long-term obligations	249,313	255,030
Current maturities of capital lease obligations	207,568	221,267
Accounts payable — trade	664,367	728,117
Accrued liabilities	226,535	147,773
Deferred revenue	250,000	250,000

Total current liabilities	2,781,065	2,720,469
LONG-TERM OBLIGATIONS, less current maturities	143,924	209,363
CAPITAL LEASE OBLIGATIONS, less current maturities	390,265	433,636
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock authorized, 5,000,000 shares at $.01 par value	—	—
Common stock authorized, 30,000,000 shares $.001 par value	19,852	18,008
Additional contributed capital	12,594,136	11,871,184
Accumulated other comprehensive income	—	(35,982)
Stock subscription	120,000	120,000
Subscription receivable	(120,000)	(120,000)
Accumulated deficit	(10,949,043)	(10,273,015)

Total stockholders’ equity	1,664,945	1,580,195

	$4,980,199	$4,943,663

The accompanying notes are an integral part of these financial statements.

NUTRACEUTIX, INC.

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,

	2002	2001

Net revenues	$1,434,033	$2,294,799
Cost of revenues	1,116,164	1,515,343

Gross profit	317,869	779,456
Operating expenses
Marketing and selling	93,964	89,586
Research and development	80,400	99,938
General and administrative	553,950	435,372

	728,314	624,896

Operating profit (loss)	(410,445)	154,560
Other expense
Interest expense	(66,079)	(77,351)
Other	(199,504)	(288,951)

	(265,583)	(366,302)

NET LOSS	$(676,028)	$(211,742)

Net loss per share	$(0.04)	$(0.01)

Net loss per share assuming dilution	$(0.04)	$(0.01)

The accompanying notes are an integral part of these financial statements.

NUTRACEUTIX, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31,

	2002	2001

Increase (Decrease) in Cash
Cash flows from operating activities:
Net loss	$(676,028)	$(211,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities Depreciation and amortization	118,593	111,082
Allowance for uncollectible note receivable	5,528	—
Impairment of available-for-sale security	36,190	—
Changes in assets and liabilities
Accounts receivable	(90,011)	110,464
Notes receivable	66,193	—
Inventories	(111,459)	(70,916)
Prepaid expenses	(14,052)	(68,297)
Accounts payable	(63,750)	277,398
Accrued liabilities	78,762	245,704

Net cash provided by (used in) operating activities	(650,034)	393,693

Cash flows from investing activities:
Purchase of equipment	(34,205)	(9,321)
Patent expenditures	(31,173)	(24,923)

Net cash used in investing activities	(65,378)	(34,244)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(128,226)	(111,275)
Net borrowings (payments) on line of credit	65,000	(285,000)
Proceeds from issuance of common stock, net of issuance costs	724,796	—

Net cash provided by (used in) financing activities	661,570	(396,275)

Net decrease in cash	(53,842)	(36,826)

Cash at beginning of period	93,082	98,241

Cash at end of period	$39,240	$61,415

Cash paid during the period for interest	$66,079	$77,351

Noncash investing and financing activities:
Purchase of equipment under capital lease obligations	$—	$9,796

The accompanying notes are an integral part of these financial statements

NUTRACEUTIX, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of Nutraceutix, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended December 31, 2001.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	March 31,
	2002	December 31,
	(unaudited)	2001

Raw materials	$748,597	$698,801
Work in progress	408,716	388,427
Finished goods	144,500	115,169

	1,301,813	1,202,397
Less allowance for obsolete and slow moving items	445,256	457,299

	$856,557	$745,098

NOTE 3. IMPAIRMENT OF AVAILABLE FOR SALE SECURITY

During the three months ended March 31, 2002, the Company determined that a security classified as available for sale suffered a decline in fair value which is other than temporary. The Company wrote the security down to its estimated fair value ($0) and recognized a $36,190 loss. The loss is included in other expense in the Statement of Operations for the three months ended March 31, 2002.

NOTE 4. LINE OF CREDIT

In December 2001, the bank with which the Company had a $1,600,000 line of credit agreement informed the Company that it was unwilling to waive certain financial covenants and that it would not renew the line of credit expiring in May 2002. In April 2002, the terms of the line of credit were adjusted. The available line was reduced to $1,100,000, and the interest rate was increased to 12%. The Company has a preliminary agreement with a finance company for a $1,100,000 line of credit upon the expiration of the current agreement in May 2002. The agreement with the finance company is subject to a due diligence review.

NOTE 5. SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer effective January 15, 2001. Under this agreement, the Company is to pay the individual $12,500 a month through January 15, 2004. If this individual earns an income during the three-year period from January 15, 2001 through January 15, 2004, then the amounts earned will offset payments due him. Beginning with the period ending January 15, 2002, and for each twelve-month period thereafter, the former Chief Scientific Officer is to provide the Company with an accounting of income earned during the preceding twelve months. The amount earned will then be used to offset future payments. During the three months ended March 31, 2002, the Company determined that the individual did not earn income, as defined in the agreement, during 2001. Therefore, the Company recorded severance costs totaling $150,000, which represents amounts due the individual through January 15, 2003. The expense is included in other expense in the Statement of Operations for the three months ended March 31, 2002.

NOTE 6. PATENT LICENSE AGREEMENT

On March 25, 2002, the Company entered into an Exclusive Patent License Agreement with Archer-Daniels-Midland Company (ADM). Under the terms of the agreement, the Company will grant ADM an exclusive license to manufacture, use, sell and offer to sell products covered by certain patents owned by the Company. ADM will pay the Company a running royalty of 6% on a quarterly basis. As of March 31, 2002, the Company had not yet realized revenue relating to this agreement.

NOTE 7. PRIVATE PLACEMENTS

In November 2001, the Board of Directors authorized the sale of up to 2,000,000 shares of the Company’s common stock in a private placement. As of March 31, 2002, the Company had sold 1,955,000 shares of common stock for $780,000 relating to this placement.

In April 2002, the Board of Directors authorized the sale of up to 833,333 additional shares of the Company’s common stock in a private placement. As of April 30, 2002, the Company had sold 366,667 shares of common stock for $330,000 under this placement.

NOTE 8. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 19,087,289 and 17,803,289 for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002 and 2001, there were 2,124,920 and 1,962,279 shares, respectively, of potentially issueable common stock. Because of the net loss for the three months ended March 31, 2002 and 2001, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 9. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity’s 2002 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company’s financial statements. The initial application of the SFAS 142 did not have a material effect on the Company’s financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of the SFAS 144 did not have a material effect on the Company’s financial statements.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company’s 2001 annual report on Form 10-KSB.

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

     A more detailed discussion of these factors is presented in the Company’s 2001 annual report on Form 10-KSB under the heading “Outlook — Issues and Uncertainties.”

Net Revenues

     Net revenues decreased 38% or $860,766 to $1,434,033 for the quarter ended March 31, 2002 from net revenues of $2,294,799 for the quarter ended March 31, 2001. From September 2001 through January, 2002, the Company’s sales were significantly lower due to altered customer buying patterns related to the general slowdown in the US nutraceutical market and the events of September 11. Many orders were postponed by customers until late in the first quarter, 2002. Monthly sales for the quarter ended March 31, 2002 were as follows: January - $231,815, February — $584,466, March — $617,752. Management anticipates a return to normal sales levels in late second quarter 2002. An analysis of the Company’s revenue-generating centers is outlined below:

Revenue Generating Profit Centers

     The Company operates two primary revenue-generating centers:

1. Manufacturing Center — consisting of two sub-centers as outlined below:

A. Dietary Supplement Manufacturing — The Company manufactures dietary supplement products, on an OEM or private label basis, containing Live-Bac™ caplets or CDT™ Controlled Delivery Technology and, as described below, previously manufactured Calcium D-glucarate™. Revenues are realized from the sales of Live-Bac caplets, dietary supplements incorporating CDT technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company’s Lafayette, CO manufacturing facility. The Company discontinued sales of Calcium D-glucarate pursuant to an agreement in which the Company sold its interests back to the licensor of Calcium D-glucarate on September 19, 2001.

B. Fermentation — The Company manufactures and realizes revenues from the sale of viable (live) freeze dried microorganisms for companies on a private label and OEM basis. Revenues are also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and sales of Bio Power silage inoculants. The fermentation plants are located in Redmond, WA.

2. Licensing Fees, Research & Development Contracts and Royalties Center — This includes Licensing Fees and Research & Development contracts and royalties for the formulation of Controlled Delivery Technology prescription drugs, Over-the-Counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that are expected to be recognized in future years. The Company believes that contracts for prescription drugs may result in royalty revenues starting in 2005. Contracts for Over-the-Counter (OTC) products are expected to result in royalty revenues starting in 2002. Contracts for dietary supplements have produced minimal royalties in the quarter ended March 31, 2002 and are expected to increase throughout the year and beyond as the strategic alliance between ADM and Nutraceutix begins to introduce the licensed products.

Manufacturing Revenues

     The Company’s manufacturing revenues decreased 28% or $561,758 to $1,433,041 for the quarter ended March 31, 2002 from revenues of $1,994,799 for the quarter ended March 31, 2001.

     A. Dietary supplement manufacturing revenues decreased 31% or $332,876 to $758,369 for the quarter ended March 31, 2002 from revenues of $1,091,245 for the quarter ended March 31, 2001. The Company did not generate any revenues from the sales of Calcium D-glucarate in 2002 as compared to sales of $236,059 in the comparable period of 2001. Effective September 19, 2001, the Company and the licensor of this product agreed that the Company will no longer sell Calcium D-glucarate.

     In November, 2001, Odwalla, Inc. was acquired by Coca Cola and has subsequently placed the Company as a secondary supplier. The Company does not expect additional future sales. Odwalla, Inc. sales for the quarter ended March 31, 2001 were $145,786.

     B. Fermentation revenues decreased 25% or $228,882 to $674,672 for the quarter ended March 31, 2002 from revenues of $903,554 for the quarter ended March 31, 2001. Fermentation sales in January 2002 were significantly lower due to the altered customer buying patterns previously described. Monthly fermentation sales for the quarter ended March 31, 2002 were as follows: January — $102,011, February — $291,860, March — $280,801. The Company anticipates that fermentation sales will return to pre-September, 2001 levels late in the 2nd Quarter of 2002.

Licensing Fees, Research & Development Contracts and Royalties

     Licensing fees and Research & Development contract revenues and royalties for the quarter ended March 31, 2002 were $992 as compared to $300,000 for the quarter ended March 31, 2001. The $992 of revenue in the quarter ended March 31, 2002 was the first recognized royalty income from research contracts of dietary supplements. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts as a result of its acquisition of an exclusive global license to a second controlled delivery technology patent in the third quarter 2000 and the filing of a third controlled delivery technology patent in conjunction with Dr. Reza Fassihi in the quarter ended September 30, 2001. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for Over-the-Counter (OTC) products are expected to result in royalty revenues in late 2002 and contracts for prescription drugs may result in royalty revenues starting in 2005. The second and third controlled delivery patents, developed by Dr. Reza Fassihi at Temple University School of Pharmacy in Philadelphia, Pennsylvania are licensed exclusively to Nutraceutix, Inc. for all applications in nutraceutical/dietary supplements, Over-the-Counter (OTC) products, and prescription drugs.

Gross Profit

     Gross profit decreased 59% or $461,587 to $317,869 for the quarter ended March 31, 2002 compared to $779,456 for the quarter ended March 31, 2001. The decrease in gross profit for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 is primarily due to the decrease in revenues as discussed above.

Selling and Marketing Expenses

     Selling and marketing expenses increased 5% or $4,378 to $93,964 for the quarter ended March 31, 2002 from $89,586 for the quarter ended March 31, 2001. Selling and marketing expenses have remained steady for the last 12 months but additional personnel are planned in 2002 as the Company increases its selling efforts in support of the ADM-Nutraceutix alliance and in the commercialization of new formulations employing CDT technology as well as a new probiotic delivery system, SCBioRx.

Research & Development Expenses

     Research & development expenses decreased 20% or $19,538 to $80,400 for the quarter ended March 31, 2002 from $99,938 for the quarter ended March 31, 2001. The decrease for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 is attributed to decreased Research and development contracts. Research & development expenses are expected to increase in the second half of 2002 and beyond as the Company continues to develop products for future introduction and conducts Proof of Concept trials on the CDT controlled delivery platforms.

General and Administrative Expenses

     General and administrative expenses increased 27% or $118,578 to $553,950 for the quarter ended March 31, 2002 compared to $435,372 for the quarter ended March 31, 2001. The increase is a result of additional personnel associated with further building and development of the corporate infrastructure, increased investor relations and a change to the allocation of certain costs from cost of revenues during the quarter.

Operating Profit/Loss

     Operating loss for the quarter ended March 31, 2002 was $410,445 as compared to an operating income of $154,560 for the quarter ended March 31, 2001. The loss for the quarter ended March 31, 2002 is primarily the result of decreased sales and increased expenses as described above. The Controlled Delivery Technology revenue-generating center has an operating loss of $319,870 while the Manufacturing revenue-generating center had an operating loss of $90,575.

Interest Expense

     Interest expense decreased 15% or $11,272 to $66,079 for the quarter ended March 31, 2002 compared to $77,351 for the quarter ended March 31, 2001. The decrease for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 is associated with lower long-term debt and capital lease obligations.

Other Income/Expense

     Other expense was $199,504 for the quarter ended March 31, 2002 compared to other expense of $288,951 for the quarter ended March 31, 2001. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreements, the Company recorded severance costs of approximately $306,000 in the quarter ended March 31, 2001 and $160,000 in the quarter ended March 31, 2002.

Net Earnings/Loss

     The net loss for the quarter ended March 31, 2002 was $676,028 compared to a net loss of $211,742 for the quarter ended March 31, 2001.

Liquidity and Capital Resources

     The Company finances its operations and capital requirements primarily through borrowing and operations. In addition, the Company has issued additional common stock to fund its operations. As of March 31, 2002 the Company had negative working capital of $488,848 as compared to negative working capital of $559,750 at December 31, 2001. The increase in working capital at March 31, 2002 is primarily the result of a private sale of 1,750,000 common shares of stock for $700,000, which was substantially offset by the net losses for the quarter ended March 31, 2002. During May 2002 the Company initiated an additional private placement offering of up to 833,333 shares. As of May 12, 2002, the Company had issued 479,108 shares for net proceeds of $442,000.

     In April 2002, the Company’s line of credit with its bank lender was reduced to $1,100,000 and is scheduled to be repaid on May 16, 2002. The Company expects to replace its existing credit facility with a $1,100,000 line of credit with a finance company secured by the Company’s accounts receivable and certain other assets. The Company’s borrowing under the new credit facility will be based on a percentage of eligible accounts receivable and is expected to be more restrictive than the Company’s existing facility. The Company expects to use approximately $300,000 from its sale of common stock to facilitate the transition to the new lender.

     The Company will require substantial additional funding to support its planned research and development activities to both replace existing technologies as current patents expire and to create an effective drug delivery development unit. Additional funding will be required to support the Company’s current level of operations. See Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in the Company’s 2001 Annual Report on Form 10-KSB.

PART II: OTHER INFORMATION

Item 5. Other Information

     On May 10, 2002, Randall L-W. Caudill was appointed as a director of the Company.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	11.1	Computation of Earnings (Loss) Per Share

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 26, 2002 reporting the resignation of a director under Item 5. “Other Events.”

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTIX, INC.

Date: May 14, 2002	By:	/s/ David T. Howard

DAVID T. HOWARD Chief Executive Officer, President, (Principal Executive Officer)

Date: May 14, 2002	By:	/s/ Steven H. Moger

STEVEN H. MOGER Chief Financial Officer and Vice President of Operations (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

11.1	Computation of Earnings (Loss) Per Share