Form 10QSB
period 2002-06-30
SCOLR INC
filed 2002-08-14
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 000-24693

SCOLR, INC.
(formerly Nutraceutix, Inc.)
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	91-1689591 (I.R.S. EMPLOYER IDENTIFICATION NO.)

8340 — 154TH AVENUE NORTHEAST
REDMOND, WASHINGTON 98052
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(425) 883-9518
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]     No   [   ]

Number of shares of issuer’s common stock outstanding as of August 12, 2002: 20,783,946

Transitional Small Business Disclosure Format: Yes   [   ]     No   [X]

SCOLR, INC.
FORM 10-QSB

i

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR, INC.
BALANCE SHEETS

ASSETS

	June 30, 2002	December 31,
	(Unaudited)	2001

CURRENT ASSETS
Cash	$103,541	$93,082
Accounts receivable — net	1,034,718	974,840
Current portion of notes receivable	169,654	184,490
Inventories	612,330	745,098
Prepaid expenses	319,538	163,209

Total current assets	2,239,781	2,160,719
PROPERTY AND EQUIPMENT — net	1,595,660	1,706,977
OTHER ASSETS
Intangible assets — net	801,332	853,681
Noncurrent portion of notes receivable	138,462	221,539
Other	539	747

	$4,775,774	$4,943,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$676,885	$1,118,282
Current maturities of long-term obligations	335,697	255,030
Current maturities of capital lease obligations	220,123	221,267
Accounts payable — trade	865,296	728,117
Accrued liabilities	224,194	147,773
Deferred revenue	—	250,000

Total current liabilities	2,322,195	2,720,469
LONG-TERM OBLIGATIONS, less current maturities	107,965	209,363
CAPITAL LEASE OBLIGATIONS, less current maturities	406,240	433,636
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock authorized, 5,000,000 shares at $.01 par value	—	—
Common stock authorized, 30,000,000 shares $.001 par value	20,726	18,008
Additional contributed capital	13,332,906	11,871,184
Accumulated other comprehensive income	—	(35,982)
Stock subscription	120,000	120,000
Subscription receivable	(120,000)	(120,000)
Accumulated deficit	(11,414,258)	(10,273,015)

Total stockholders’ equity	1,939,374	1,580,195

	$4,775,774	$4,943,663

The accompanying notes are an integral part of these financial statements.

SCOLR, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$2,119,239	$2,474,949	$3,553,272	$4,769,748
Cost of revenues	1,668,013	1,668,149	2,784,177	3,183,492

Gross profit	451,226	806,800	769,095	1,586,256
Operating expenses
Marketing and selling	102,502	93,775	196,466	183,361
Research and development	123,443	194,127	203,843	384,065
General and administrative	589,019	483,095	1,142,969	828,467

	814,964	770,997	1,543,278	1,395,893

Operating profit (loss)	(363,738)	35,803	(774,183)	190,363
Other income (expense)
Interest expense	(68,024)	(83,808)	(134,103)	(161,159)
Other	(33,453)	22,866	(232,957)	(266,085)

	(101,477)	(60,942)	(367,060)	(427,244)

NET LOSS	$(465,215)	$(25,139)	$(1,141,243)	$(236,881)

Net loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.06)	$(0.01)

The accompanying notes are an integral part of these financial statements.

SCOLR, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30,

	2002	2001

Increase (Decrease) in Cash
Cash flows from operating activities:
Net loss	$(1,141,243)	$(236,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	242,103	221,573
Loss on the sale of equipment	36,207	—
Allowance for uncollectible notes receivable	5,528	—
Impairment of available for sale security	36,190	—
Changes in assets and liabilities
Accounts receivable	(309,878)	(246,877)
Notes receivable	92,385
Inventories	132,768	(112,740)
Prepaid expenses	(156,329)	(173,275)
Accounts payable	137,179	384,692
Accrued liabilities and deferred revenue	76,421	180,306

Net cash provided by (used in) operating activities	(848,669)	16,798

Cash flows from investing activities:
Purchase of equipment and furniture	(38,005)	(14,214)
Proceeds from the sale of equipment	49,488	—
Patent and technology rights expenditures	(38,645)	(86,018)

Net cash used in investing activities	(27,162)	(100,232)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(261,693)	(238,495)
Proceeds from long-term obligations	124,940	103,630
Net borrowings (payments) on line of credit	(441,397)	405,000
Net proceeds from issuance of common stock	1,464,440	—

Net cash provided by financing activities	886,290	270,135

Net increase in cash	10,459	186,701

Cash at beginning of period	93,082	98,241

Cash at end of period	$103,541	$284,942

Cash paid during the year for interest	$134,103	$161,159

Noncash investing and financing activities:
Purchase of equipment under capital lease obligations	$87,482	$77,539

The accompanying notes are an integral part of these statements.

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The unaudited financial statements of Scolr, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended December 31, 2001.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30,
	2002	December 31,
	(unaudited)	2001

Raw materials	$496,369	$698,801
Work in progress	272,771	388,427
Finished goods	94,588	115,169

	863,728	1,202,397
Less allowance for obsolete and slow moving items	251,398	457,299

	$612,330	$745,098

NOTE 3. IMPAIRMENT OF AVAILABLE FOR SALE SECURITY

During the six months ended June 30, 2002, the Company determined that a security classified as available for sale suffered a decline in fair value which is other than temporary. The Company wrote the security down to its estimated fair value ($0) and recognized a $36,190 loss. The loss is included in other expense in the Statement of Operations for the six months ended June 30, 2002.

NOTE 4. LINE OF CREDIT

In December 2001, the bank with which the Company had a $1,600,000 line of credit agreement informed the Company that it was unwilling to waive certain financial covenants and that it would not renew the line of credit expiring in May 2002. In April 2002, the terms of the line of credit were adjusted. The available line was reduced to $1,100,000, and the interest rate was increased to 12%. On April 30, 2002, the Company entered into a new line of credit agreement with a new lender for a term of one year with a borrowing base equal to the lesser of 90% of eligible trade receivables or $1,100,000, bearing interest at the rate of prime plus 8%.

NOTE 5. SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer effective January 15, 2001. Under this agreement, the Company is to pay the individual $12,500 a month through January 15, 2004. If this individual earns an income during the three-year period from January 15, 2001 through January 15, 2004, then the amounts earned will offset payments due him. Beginning with the period ending January 15, 2002, and for each twelve-month period thereafter, the former Chief Scientific Officer is to provide the Company with an accounting of income earned during the preceding twelve months. The amount earned will then be used to offset future payments. In the first quarter of 2002, the Company determined that the individual did not earn income, as defined in the agreement, during 2001. Therefore, the Company recorded severance costs totaling approximately $160,000, which represents amounts due the individual through January 15, 2003. The expense is included in other expense in the Statement of Operations for the six months ended June 30, 2002.

NOTE 6. PATENT LICENSE AGREEMENT

On March 25, 2002, the Company entered into an Exclusive Patent License Agreement with Archer-Daniels-Midland Company (ADM). Under the terms of the agreement, the Company will grant ADM an exclusive license to manufacture, use, sell and offer to sell products covered by certain patents owned by the Company. ADM will pay the Company a running royalty on a quarterly basis. As of June 30, 2002, the Company realized $54,000 in contract revenue relating to this agreement.

NOTE 7. PRIVATE PLACEMENTS

In November 2001, the Board of Directors authorized the sale of up to 2,000,000 shares of the Company’s common stock in a private placement. In April 2002, the Board of Directors authorized the sale of up to 833,333 additional shares of the Company’s common stock in a private placement. As of June 30, 2002, the Company had sold 2,538,886 shares of common stock for $1,409,997 relating to these placements.

NOTE 8. NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Loss per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic loss per share were 20,288,726 and 17,803,289 for the three months ended June 30, 2002 and 2001, respectively, and 19,698,252 and 17,803,289 for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, there were 2,075,160 and 2,090,665 shares, respectively, of potentially issuable common stock. Because of the net loss for the three months and six months ended June 30, 2002 and 2001, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

Net Revenues

     Net revenues decreased 14% or $355,710 to $2,119,239 for the quarter ended June 30, 2002 from net revenues of $2,474,949 for the quarter ended June 30, 2001 and decreased 26% or $1,216,476 to $3,553,272 for the six months ended June 30, 2002 from net revenues of $4,769,748 for the six months ended June 30, 2001. An analysis of the Company’s revenue-generating centers is outlined below:

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

2. Licensing Fees, Research & Development Contracts and Royalties Center — this includes Licensing Fees and Research & Development contracts and royalties for the formulation of Controlled Delivery Technology prescription drugs, Over-the-Counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that are expected to be recognized in future years. The Company believes that contracts for prescription drugs may result in royalty revenues starting in 2005. Contracts for Over-the-Counter (OTC) products are expected to result in royalty revenues starting in 2003. Contracts for dietary supplements have produced minimal royalties for the six months ended June 30, 2002 and are expected to increase next year and beyond as the strategic alliance between ADM and the Company begins to introduce the licensed products. The first product to be introduced by ADM will be Novasoy Daily Dose. This product will incorporate the CDT technology to ADM’s current Novasoy soy isoflavone raw material to give it a 24 hour release pattern.

     Manufacturing Revenues

     The Company’s manufacturing revenues decreased 7% or $159,710 to $2,065,239 for the quarter ended June 30, 2002 from revenues of $2,224,949 for the quarter ended June 30, 2001 and decreased 17% or $721,468 to $3,498,280 for the six months ended June 30, 2002 from revenues of $4,219,748 for the six months ended June 30, 2001.

     A. Dietary Supplement manufacturing revenues decreased 28% or $419,485 to $1,073,937 for the quarter ended June 30, 2002 from revenues of $1,493,422 for the quarter ended June 30, 2001 and decreased 29% or $752,361 to $1,832,306 for the six months ended June 30, 2002 from revenues of $2,584,667 for the six months ended June 30, 2001. The Company did not generate any revenues from the sales of Calcium D-glucarate in 2002 as compared to sales of $146,829 for the quarter ended June 30, 2001 and sales of $382,888 for the six months ended June 30, 2001. Effective September 19, 2001, the Company and the licensor of this product agreed that the Company will no longer sell Calcium D-glucarate.

     In November, 2001, Odwalla, Inc. was acquired by Coca Cola and has subsequently placed the Company as a secondary supplier. The Company does not expect additional future sales. Odwalla, Inc. sales for the quarter ended June 30, 2001 were $217,038 and sales for the six months ended June 30, 2001 were $362,824.

     B. Fermentation revenues increased 36% or $259,775 to $991,302 for the quarter ended June 30, 2002 from revenues of $731,527 for the quarter ended June 30, 2001 and increased 2% or $30,893 to $1,665,974 for the six months ended June 30, 2002 from revenues of $1,635,081 for the six months ended June 30, 2001. Sales to new customers and increased sales to existing customers account for the increase in fermentation sales. The Company doubled its fermentation capacity in November 2000 in anticipation of increased demand for fermentation products.

     Licensing Fees, Research & Development Contracts and Royalties

     Licensing fees and Research & Development contract revenues for the quarter ended June 30, 2002 were $54,000 as compared to $250,000 for the quarter ended June 30, 2001 and revenues for the six months ended June 30, 2002 were $54,000 as compared to $550,000 for the six months ended June 30, 2001. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts as a result of its acquisition of an exclusive global license to a second controlled delivery technology patent in the third quarter 2000 and the filing of a third controlled delivery technology patent in conjunction with Dr. Reza Fassihi in the quarter ended June 30, 2001. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for dietary supplements are expected to result in royalty revenues in 2002 and contracts for Over the Counter (OTC) products and prescription drugs are expected to result in royalty revenues starting in 2005. The second and third controlled delivery patents, developed in the laboratories of Dr. Reza Fassihi at Temple University School of Pharmacy in Philadelphia, Pennsylvania are licensed exclusively to the Company for all applications in nutraceutical/dietary supplements, Over the Counter (OTC) products, and prescription drugs. Royalty revenues generated from the ADM agreement are anticipated to start in the 1st quarter of 2003.

     Gross Profit

     Gross profit decreased 44% or $355,574 to $451,226 for the quarter ended June 30, 2002 compared to $806,800 for the quarter ended June 30, 2001 and gross profit decreased 52% or $817,161 to $769,095 for the six months ended June 30, 2002 compared to $1,586,256 for the six months ended June 30, 2001. The decrease in gross profit reflects lower sales and licensing fees and Research and Development contract revenues and an adjustment to overhead allocation resulting in an increase to cost of revenues of $70,000.

     Selling and Marketing Expenses

     Selling and marketing expenses increased 9% or $8,727 to $102,502 for the quarter ended June 30, 2002 from $93,775 for the quarter ended June 30, 2001 and increased 7% or $13,105 to $196,466 for the six months ended June 30, 2002 from $183,361 for the six months ended June 30, 2001. The Company’s selling and marketing expenses have remained steady since January 2001.

Additional personnel are planned in the future as the Company increases its selling efforts in support of the ADM alliance and in the commercialization of new formulations employing CDT technology as well as a new probiotic delivery system, SCBioRx.

     Research & Development Expenses

     Research & Development expenses increased 4% or $4,316 to $123,443 for the quarter ended June 30, 2002 from $119,127 for the quarter ended June 30, 2001 and decreased 7% or $15,222 to $203,843 for the six months ended June 30, 2002 from $219,065 for the six months ended June 30, 2001. Research and Development expenses have remained steady but are expected to increase in the second half of 2002 as the Company continues to develop products for future introduction and conducts proof of concept trials on CDT controlled delivery platforms.

     General and Administrative Expenses

     General and administrative expenses increased 6% or $30,924 to $589,019 for the quarter ended June 30, 2002 compared to $558,095 for the quarter ended June 30, 2001 and increased 15% or $149,502 to $1,142,969 for the six months ended June 30, 2002 compared to $993,467 for the six months ended June 30, 2001. The increase for the quarter ended June 30, 2002 is mainly attributed to the allocation of certain costs from cost of revenues during the quarter which was not allocated in the quarter ended June 30, 2001. The increase for the six months ended is a result of additional personnel that were added in the quarter ended June 30, 2001 and the allocation of certain costs of revenues during the quarter which were not allocated in the six months ended June 30, 2001..

     Operating Profit/Loss

     Operating Loss for the quarter ended June 30, 2002 was $363,738 as compared to an operating profit of $35,803 for the quarter ended June 30, 2001 and operating loss for the six months ended June 30, 2002 was $774,183 as compared to an operating profit of $190,363 for the six months ended June 30, 2001. The Controlled Delivery Technology revenue-generating center had an operating loss of $403,804 for the quarter ended June 30, 2002 and an operating loss of $723,674 for the six months ended June 30, 2002 while the Manufacturing revenue-generating center had an operating profit of $40,066 for the quarter ended June 30, 2002 and an operating loss of $50,509 for the six months ended June 30, 2002.

     Interest Expense

     Interest expense decreased 19% or $15,784 to $68,024 for the quarter ended June 30, 2002 compared to $83,808 for the quarter ended June 30, 2001 and decreased 17% or $27,056 to $134,103 for the six months ended June 30, 2002 compared to $161,159 for the six months ended June 30, 2001. The decrease was due to lower borrowing under the working capital line of credit and lower capital lease interest.

     Other Income/Expense

     Other expense was $33,453 for the quarter ended June 30, 2002 compared to other income of $22,866 for the quarter ended June 30, 2001 and other expense was $232,957 for the six months ended June 30, 2002 compared to other expense of $266,085 for the six months ended June 30, 2001. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreement, the Company recorded severance costs of approximately $306,000 for the six months ended June 30, 2001 and $160,000 for the six months ended June 30, 2002.

     Net Earnings

     The net loss for the quarter ended June 30, 2002 was $465,215 compared to a net loss of $25,139 for the quarter ended June 30, 2001 and the net loss for the six months ended June 30, 2002 was $1,141,243 compared to a net loss of $236,881 for the six months ended June 30, 2001.

     Liquidity and Capital Resources

     The Company finances its operations and capital requirements primarily through borrowing and operations. In addition, the

Company has issued additional common stock to fund its operations. As of June 30, 2002 the Company had negative working capital of $82,414 as compared to negative working capital of $559,750 at December 31, 2001. The increase in working capital at June 30, 2002 is the result of two private sales of common shares of stock during the six months ended June 30, 2002. The first private sale of 1,750,000 common shares of stock for $700,000 was completed in the quarter ending March 31, 2002. The second private sale of 833,333 common shares of stock for $750,000 was completed July 10, 2002 with 788,886 of these shares for $709,997 sold in the quarter ending June 30, 2002. The additional working capital was partially offset by losses during the six months ended June 30, 2002 and reduction of bank indebtedness.

     The Company requires immediate, substantial additional funding to support its current operations as well as development of its drug delivery business. The Company is exploring the sale of its nutraceutical business to obtain funds to allow the Company to focus on developing and expanding its drug delivery business. Any sale of the nutraceutical assets would be subject to negotiations and execution of a definitive agreement, approval of the Board of Directors and stockholder approval as well as customary closing conditions.

     The Company has a $1,100,000 line of credit with a finance company that is secured by the Company’s assets. At June 30, 2002, the Company had borrowed $676,888 on this line of credit. The Company’s ability to borrow against this line is limited by the Company’s current accounts receivable balance.

     The Company is currently seeking additional debt and/or equity financing. Such financing may involve the issuance of debt securities collateralized by the Company’s assets and may include rights to purchase the Company’s stock. Also, the Company may sell additional shares of its stock. The inability to raise additional capital may require us to delay, reduce or eliminate some or all of our business operations, which may adversely affect our results of operations and ability to continue as a going concern. See Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in the Company’s 2001 Annual Report on Form 10-KSB.

     Part II: OTHER INFORMATION

Item 2. Changes in Securities.

     In transactions completed between May 26, 2002 and July 10, 2002, the Company sold a total of 833,333 shares of common stock to a total of 17 private investors, all of whom were accredited investors as defined in Rule 501 under Regulation D. The sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Section 4 (2) of such Act. The Company received cash proceeds in the total amount of $750,000 from the sale of the shares. No commissions were paid in connection with the offering and sale of the shares.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Stockholders on July 2, 2002. At the annual meeting, stockholders elected Mr. Randall Caudill as a director of the Company to serve for a three year term. Holders of 17,281,857 shares of the common stock voted in favor of Mr. Caudill and holders of 172,487 shares withheld their votes. Stockholders also approved amendments to the Company’s Certificate of Incorporation (i) to increase the number of shares of common stock authorized for issuance from 30,000,000 to 50,000,000 shares, and (ii) to change the name of the Company to SCOLR, Inc. The proposal to increase the number of shares of common stock was approved by the holders of 16,224,882 shares with 1,106,886 shares voted against, and 122,576 abstentions. The proposal to change the name of the Company was approved by the holders of 17,137,847 shares, with 204,047 shares voted against and 112,420 abstentions.

Item 5. Other Information.

     The Company amended its Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 30,000,000 to 50,000,000 shares and to change the name of the Company to SCOLR, Inc. on July 31, 2002.

Item 6. Exhibits and Reports on Form 8-k.

     (a)  The following exhibit(s) is filed as part of this Report:

3.1	Certificate of Incorporation, as amended on July 31, 2002.

11.1	Computation of Earnings (Loss) Per Share

99.1	Certification

99.2	Certification

     (b)  None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date: August 12, 2002	By:	/s/ David T. Howard

DAVID T. HOWARD Chief Executive Officer, President, (Principal Executive Officer)

Date: August 12, 2002	By:	/s/ Steven H. Moger

STEVEN H. MOGER Chief Financial Officer and Vice President of Operations (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended on July 31, 2002
11.1	Computation of Earnings (Loss) Per Share
99.1	Certification
99.2	Certification