Form 10QSB
period 2002-09-30
SCOLR INC
filed 2002-11-14
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares of issuer’s common stock outstanding as of November 14, 2002: 21,198,946

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SCOLR, Inc.
FORM 10-QSB

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR, Inc.
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
CURRENT ASSETS
Cash	$998,358	$93,082
Accounts receivable	580,767	974,840
Current portion of notes receivable	170,654	184,490
Inventories	492,332	745,098
Prepaid expenses	284,702	163,209

Total current assets	2,526,813	2,160,719
PROPERTY AND EQUIPMENT— net	1,521,416	1,706,977
OTHER ASSETS
Intangible assets— net	806,725	853,681
Noncurrent portion of notes receivable	96,923	221,539
Other	539	747

	$4,952,416	$4,943,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$251,987	$1,118,282
Current maturities of long-term obligations	262,681	255,030
Current maturities of capital lease obligations	208,553	221,267
Accounts payable — trade	1,156,735	728,117
Accrued liabilities	167,065	147,773
Deferred revenue	5,694	250,000

Total current liabilities	2,052,715	2,720,469
LONG-TERM OBLIGATIONS, less current maturities	73,551	209,363
SHAREHOLDER NOTE PAYABLE less discount on debt of $331,002	668,998	—
CAPITAL LEASE OBLIGATIONS, less current maturities	357,365	433,636
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock authorized, 5,000,000 shares at $.01 par value	—	—
Common stock authorized, 30,000,000 shares $.001 par value	20,791	18,008
Additional contributed capital	13,715,749	11,871,184
Accumulated other comprehensive income	—	(35,982)
Stock subscription	120,000	120,000
Subscription receivable	(120,000)	(120,000)
Accumulated deficit	(11,936,753)	(10,273,015)

Total stockholders’ equity	1,799,787	1,580,195

	$4,952,416	$4,943,663

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$1,645,130	$2,291,126	$5,198,402	$7,060,874
Cost of revenues	1,214,358	1,835,221	3,998,535	5,018,713

Gross profit	430,772	455,905	1,199,867	2,042,161
Operating expenses
Marketing and selling	71,659	92,486	268,125	275,847
Research and development	236,558	71,279	440,401	290,344
General and administrative	565,331	442,347	1,708,300	1,435,814

	873,548	606,112	2,416,826	2,002,005

Operating profit (loss)	(442,776)	(150,207)	(1,216,959)	40,156
Other income (expense)
Interest expense	(76,635)	(72,751)	(210,738)	(233,910)
Other	(3,084)	480,092	(236,041)	214,007

	(79,719)	407,341	(446,779)	(19,903)

NET EARNINGS (LOSS)	$(522,495)	$257,134	$(1,663,738)	$20,253

Net earnings (loss) per share, basic and diluted	$(0.03)	$0.01	$(0.08)	$0.00

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Increase (Decrease) in Cash
Cash flows from operating activities:
Net earnings (loss)	$(1,663,738)	$20,253
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	363,640	337,534
Loss on the sale of equipment	36,228	—
Settlement of accounts payable	—	(83,160)
Write-off of notes receivable	5,528	—
Impairment of available for sale security	36,190	—
Changes in assets and liabilities
Accounts receivable	144,073	(103,637)
Notes receivable	138,618	(395,477)
Inventories	252,766	(5,920)
Prepaid expenses	(121,493)	(108,454)
Accounts payable	428,618	456,474
Accrued liabilities and deferred revenue	19,292	98,023

Net cash provided by (used in) operating activities	(360,278)	215,636

Cash flows from investing activities:
Purchase of equipment	(38,005)	(28,081)
Proceeds from the sale of equipment	49,488	—
Patent and technology rights expenditures	(91,352)	(125,933)

Net cash used in investing activities	(79,869)	(154,014)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(429,568)	(394,739)
Proceeds from shareholder note payable and long-term obligations	1,124,940	103,630
Net borrowings (payments) on line of credit	(866,295)	308,782
Net proceeds from issuance of common stock	1,516,346	—

Net cash provided by financing activities	1,345,423	17,673

Net increase in cash	905,276	79,295

Cash at beginning of period	93,082	98,241

Cash at end of period	$998,358	$177,536

Cash paid during the period for interest	$214,979	$233,910

Noncash investing and financing activities:
Purchase of equipment under capital lease obligations	$87,482	$77,539

Fair value of warrants issued with debt	$331,002	$—

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30,	December 31,
	2002	2001

	(unaudited)
Raw materials	$261,647	$698,801
Work in progress	241,238	388,427
Finished goods	68,201	115,169

	571,086	1,202,397
Less allowance for obsolete and slow moving items	78,754	457,299

	$492,332	$745,098

NOTE 3. IMPAIRMENT OF AVAILABLE FOR SALE SECURITY

During the nine months ended September 30, 2002, the Company determined that a security classified as available for sale suffered a decline in fair value which is other than temporary. The Company wrote the security down to its estimated fair value ($0) and recognized a $36,190 loss. The loss is included in other expense in the Statement of Operations for the nine months ended September 30, 2002.

NOTE 4. LINE OF CREDIT

In December 2001, the bank with which the Company had a $1,600,000 line of credit agreement informed the Company it would not renew the line of credit expiring in May 2002. In April 2002, the terms of the line of credit were adjusted to reduce the line of credit to $1,100,000 and increase the interest rate to 12%. On April 30, 2002, the Company entered into a new secured line of credit agreement with Access Business Finance LLC for a term of one year with a borrowing base equal to the lesser of 90% of eligible trade receivables or $1,100,000, bearing interest at the rate of prime plus 8%.

NOTE 5. SHAREHOLDER LOAN PAYABLE AND WARRANT ISSUANCE

On September 30, 2002, the Company received a $1 million secured loan from an existing shareholder. The loan is due on September 30, 2004 and bears interest at a rate of 8% which is due monthly beginning November 1, 2002. The loan is secured by substantially all of the assets of the Company. In conjunction with the loan, the Company granted warrants to purchase 750,000 shares of common stock at $0.50 per share exercisable for ten years. The loan was discounted for the relative fair value of the warrants totaling approximately $331,000, which is being recognized as interest expense over the loan term.

NOTE 6. SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer effective January 15, 2001. Under this agreement, the Company is to pay the individual $12,500 a month through January 15, 2004. If this individual earns an income during the three-year period from January 15, 2001 through January 15, 2004, then the amounts earned will offset payments due him. Beginning with the period ending January 15, 2002, and for each twelve-month period thereafter, the former Chief Scientific Officer is to provide the Company with an accounting of income earned during the preceding twelve months. The amount earned will then be used to offset future payments. In the first quarter of 2002, the Company determined that the individual did not earn income, as defined in the agreement, during 2001. Therefore, the Company recorded severance costs totaling approximately $160,000, which represents amounts due the individual through January 15, 2003. The expense is included in other expense in the Statement of Operations for the nine months ended September 30, 2002.

NOTE 7. PATENT LICENSE AGREEMENT

On March 25, 2002, the Company entered into an Exclusive Patent License Agreement with Archer-Daniels-Midland Company (ADM). Under the terms of the agreement, the Company will grant ADM an exclusive license to manufacture, use, sell and offer to sell products covered by certain patents owned by the Company. ADM will pay the Company a running royalty on a quarterly basis. During the nine months ended September 30, 2002, the Company realized $54,000 in contract revenue relating to this agreement.

NOTE 8. PRIVATE PLACEMENTS

In November 2001, the Board of Directors authorized the sale of up to 2,000,000 shares of the Company’s common stock in a private placement. In April 2002, the Board of Directors authorized the sale of up to 833,333 additional shares of the Company’s common stock in a private placement. As of September 30, 2002, the Company had sold 2,583,330 shares of common stock for $1,450,000 relating to these placements.

NOTE 9. NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during each quarter and income available to common shareholders. Earnings (loss) per share assuming dilution is based on the assumption that outstanding stock options were exercised. The weighted average shares for computing basic earnings (loss) per share were 20,775,608 and 18,127,962 for the three months ended September 30, 2002 and 2001, respectively, and 20,062,652 and 18,127,962 for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, there were 2,324,961 and 3,268,779 shares, respectively, of potentially issuable common stock. Because of the net loss for the three months and nine months ended September 30, 2002, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations — reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Net Revenues

          Net revenues decreased 28% or $645,996 to $1,645,130 for the quarter ended September 30, 2002 from net revenues of $2,291,126 for the quarter ended September 30, 2001 and decreased 26% or $1,862,472 to $5,198,402 for the nine months ended September 30, 2002 from net revenues of $7,060,874 for the nine months ended September 30, 2001. An analysis of the Company’s revenue-generating centers is outlined below:

Revenue Generating Profit Centers

          The Company operates two primary revenue-generating centers:

          1. Manufacturing Center — consisting of two sub-centers as outlined below:

A. Dietary Supplement Manufacturing — The Company manufactures dietary supplement products, on an OEM or private label basis, containing Live-Bac™ caplets or CDT™ Controlled Delivery Technology and, as described below, previously manufactured Calcium D-glucarate™. Revenues are realized from the sales of Live-Bac caplets, dietary supplements incorporating CDT technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company’s Lafayette, CO manufacturing facility. The Company discontinued sales of Calcium D-glucarate pursuant to an agreement in which the Company sold its interests to the licensor of Calcium D-glucarate on September 19, 2001.

B. Fermentation — the Company manufactures and realizes revenues from the sale of viable (live) freeze dried microorganisms for companies on a private label and OEM basis. Revenues are also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and sales of Bio Power silage inoculants. The fermentation plants are located in Redmond, WA.

2. Licensing Fees, Research & Development Contracts and Royalties Center — this includes Licensing Fees and Research & Development contracts and royalties for the formulation of Controlled Delivery Technology prescription drugs, Over-the-Counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that are expected to be recognized in future years. The Company believes that contracts for prescription drugs may result in royalty revenues starting in 2006. Contracts for Over-the-Counter (OTC) products are expected to result in royalty revenues starting in 2003. Contracts for dietary supplements produced minimal royalties for the nine months ended September 30, 2002 and are expected to increase next year and beyond as ADM introduces products licensed from the Company. During the third Quarter 2002, ADM announced the introduction of Novasoy Daily Dose which incorporates the Company’s CDT technology into ADM’s Novasoy soy isoflavone raw material to provide a 24 hour release profile.

          Manufacturing Revenues

               The Company’s manufacturing revenues decreased 28% or $645,996 to $1,645,130 for the quarter ended September 30, 2002 from revenues of $2,291,126 for the quarter ended September 30, 2001 and decreased 21% or $1,367,464 to $5,143,410 for the nine months ended September 30, 2002 from revenues of $6,510,874 for the nine months ended September 30, 2001.

               A. Dietary Supplement manufacturing revenues decreased 53% or $834,071 to $747,443 for the quarter ended September 30, 2002 from revenues of $1,581,514 for the quarter ended September 30, 2001 and decreased 38% or $1,586,432 to $2,579,749 for the nine months ended September 30, 2002 from revenues of $4,166,181 for the nine months ended September 30, 2001. The Company did not generate any revenues from the sale of Calcium D-glucarate in 2002 as compared to sales of $203,473 for the quarter ended September 30, 2001 and sales of $586,361 for the nine months ended September 30, 2001. Effective September 19, 2001, the Company and the licensor of this product agreed that the Company will no longer sell Calcium D-glucarate.

               During 2002 the Company has not sold any products to Odwalla, Inc. which was acquired in November 2001 by Coca Cola and placed the Company as a secondary supplier. Odwalla, Inc. sales for the quarter ended September 30, 2001 were $229,469 and sales for the nine months ended September 30, 2001 were $592,293.

               As a result of regulatory issues, including regulatory review by the FDA and the unavailability of insurance on products containing ephedra, the Company discontinued all products containing ephedra (Ma Huang). Sales for ephedra based products for the quarter ended September 30, 2002 were $105,622 as compared to $535,039 for the quarter ended September 30, 2001 and for the nine months ended September 30, 2002 sales were $390,279 as compared to $1,205,811 for the nine months ended September 30, 2001. There will be no future sales of ephedra based products.

               Fermentation revenues increased 27% or $188,075 to $897,687 for the quarter ended September 30, 2002 from revenues of $709,612 for the quarter ended September 30, 2001 and increased 9% or $218,968 to $2,563,661 for the nine months ended September 30, 2002 from revenues of $2,344,693 for the nine months ended September 30, 2001. Sales to new customers and increased sales to existing customers account for the increase in fermentation sales.

          Licensing Fees, Research & Development Contracts and Royalties

               The Company did not have any Licensing fees and Research & Development contract revenues for the quarters ended September 30 2002 and 2001. Licensing fees and Research & Development revenues for the nine months ended September 30, 2002 were $54,000 as compared to $550,000 for the nine months ended September 30, 2001. Management anticipates future growth in revenues from drug delivery technology licensing fees and research & development contracts as a result of its acquisition of an exclusive global license to a second controlled delivery technology patent in the third quarter of 2000 and the filing of a third controlled delivery technology patent in conjunction with Dr. Reza Fassihi in the quarter ended September 30, 2001. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for dietary supplements are expected to result in royalty revenues in 2003 and contracts for Over the Counter (OTC) products and prescription drugs are expected to result in royalty revenues starting in 2006. The second and third controlled delivery patents, developed by Dr. Reza Fassihi at Temple University School of Pharmacy are licensed exclusively to the Company for all applications in nutraceutical/dietary supplements, Over the Counter (OTC) products, and prescription drugs. Royalty revenues generated from the ADM agreement are anticipated to start in the 1st quarter of 2003.

          Gross Profit

               Gross profit decreased 6% or $25,133 to $430,772 for the quarter ended September 30, 2002 compared to $455,905 for the quarter ended September 30, 2001 and gross profit decreased 41% or $842,294 to $1,199,867 for the nine months ended September 30, 2002 compared to $2,042,161 for the nine months ended September 30, 2001. The decrease in gross profit reflects lower sales (including discontinuation of sales of ephedra and Calcium D glucarate products, and sales to Odwalla) and lower licensing fees, and Research and Development contract revenues. In addition, an adjustment to overhead allocation resulted in an increase to cost of revenues of $41,069 for the quarter ended September 30, 2002 and $127,493 for the nine months ended September 30, 2002.

          Selling and Marketing Expenses

               Selling and marketing expenses decreased 23% or $20,827 to $71,659 for the quarter ended September 30, 2002 from $92,486 for the quarter ended September 30, 2001 and decreased 3% or $7,722 to $268,125 for the nine months ended September 30, 2002 from $275,847 for the nine months ended September 30, 2001.. Additional personnel are planned in the future as the Company increases its selling efforts in support of the ADM alliance and in the commercialization of new formulations employing CDT technology as well as a new probiotic delivery system, SCBioRx.

          Research & Development Expenses

               Research & Development expenses increased 232% or $165,279 to $236,558 for the quarter ended September 30, 2002 from $71,279 for the quarter ended September 30, 2001 and increased 52% or $150,057 to $440,401 for the nine months ended September 30, 2002 from $290,344 for the nine months ended September 30, 2001. Research and Development expenses include expenses of $165,720 during the quarter ended September 30, 2002 associated with the Company’s first human clinical trial conducted as an in vitro/in vivo proof of concept study to support its patented CDT drug delivery systems.

          General and Administrative Expenses

               General and administrative expenses increased 28% or $122,984 to $565,331 for the quarter ended September 30, 2002 compared to $442,347 for the quarter ended September 30, 2001 and increased 19% or $272,486 to $1,708,300 for the nine months ended September 30, 2002 compared to $1,435,814 for the nine months ended September 30, 2001. The increase for the quarter and nine months ended September 30, 2002 is primarily attributable to the allocation of certain costs from cost of revenues during the quarter which was not allocated in the quarter ended September 30, 2001 and increased costs associated with shareholder relations and legal expense.

          Operating Profit/Loss

               Operating Loss for the quarter ended September 30, 2002 was $442,776 as compared to an operating loss of $150,207 for the quarter ended September 30, 2001 and operating loss for the nine months ended September 30, 2002 was $1,216,959 as compared to an operating profit of $40,156 for the nine months ended September 30, 2001. The Controlled Delivery Technology revenue-generating center had an operating loss of $478,217 for the quarter ended September 30, 2002 and an operating loss of $1,201,891 for the nine months ended September 30, 2002. Such loss is related to the Company’s continuing development expenses of the Company’s three CDT drug delivery platforms. The Manufacturing revenue-generating center had an operating profit of $35,441 for the quarter ended September 30, 2002 and an operating loss of $15,068 for the nine months ended September 30, 2002.

          Interest Expense

               Interest expense increased 5% or $3,884 to $76,635 for the quarter ended September 30, 2002 compared to $72,751 for the quarter ended September 30, 2001 and decreased 10% or $23,172 to $210,738 for the nine months ended September 30, 2002 compared to $233,910 for the nine months ended September 30, 2001. The decrease for the nine months ended was due to lower borrowing under the working capital line of credit in the first half of the year and lower capital lease interest.

          Other Income/Expense

               Other expense was $3,084 for the quarter ended September 30, 2002 compared to other income of $480,092 for the quarter ended September 30, 2001 and other expense was $236,041 for the nine months ended September 30, 2002 compared to other income of $214,007 for the nine months ended September 30, 2001. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreement, the Company recorded severance costs of approximately $306,000 for the nine months ended September 30, 2001 and $160,000 for the nine months ended September 30, 2002. In addition, during quarter ended September 30, 2001, the Company entered into an agreement with its licensor of patented calcium D-glucarate that resulted in other income of $480,613.

          Net Earnings

               The net loss for the quarter ended September 30, 2002 was $522,495 compared to net income of $257,134 for the quarter ended September 30, 2001 and the net loss for the nine months ended September 30, 2002 was $1,663,738 compared to net income of $20,253 for the nine months ended September 30, 2001.

          Liquidity and Capital Resources

               As of September 30, 2002 the Company had working capital of $474,098 as compared to negative working capital of $559,750 at December 31, 2001. The Company finances its operations and capital requirements primarily through borrowing and operations. In addition, the Company has issued common stock to fund its operations. On September 30, 2002, the Company obtained a $1 million loan from an existing shareholder. The loan is secured by a second lien on the Company’s assets and bears interest at a rate of 8% per annum. The loan is due on September 30, 2004 but is subject to mandatory prepayment upon the sale of substantially all the assets of the Company’s probiotic dietary supplement and fermentation business. In conjunction with the loan, the Company granted the lender warrants to purchase 750,000 shares of common stock for $0.50 per share exercisable over a ten year period. The loan was discounted for the relative fair value of the warrants totaling approximately $331,000 which is being recognized as interest expense over the loan term. The Company also obtained working capital through the sale of 2,583,330 shares of Common Stock for $1,450,000 during the nine months ended September 30, 2002. The increase in working capital was partially offset by losses during the nine months ended September 30, 2002 and a reduction of bank indebtedness and deferred revenue.

               The Company requires substantial additional funding to support its current operations as well as development of its drug delivery business. The Company is exploring the sale of its probiotic dietary supplement and fermentation business to obtain funds to allow the Company to focus on developing and expanding its drug delivery business. Any sale of the probiotic dietary supplement and fermentation assets would be subject to negotiations and execution of a definitive agreement, approval of the Board of Directors and stockholder approval as well as customary closing conditions. In addition, a sale of substantially all the Company’s probiotic dietary supplement and probiotic fermentation business would require repayment of the $1 million loan described in the previous paragraph.

               The Company has a $1,100,000 line of credit with a finance company that is secured by the Company’s assets. At September 30, 2002, the Company had borrowed $251,987 on this line of credit. The Company’s ability to borrow against this line is limited by the Company’s current accounts receivable balance.

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

               The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

               In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

Item 3. Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II: OTHER INFORMATION

Item 2. Changes in Securities

     As described in Part 1, Item 2, “Management’s Discussion & Analysis and Plan of Operations-Liquidity and Capital Resources”, the Company obtained a $1 million secured loan from a single accredited investor (as defined in rule 501 of Regulation D) on September 30, 2002. In connection with this loan, the Company issued a warrant for the purchase of up to 750,000 shares of the Company’s common stock with an exercise price of $0.50 per share.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No	Description

	10.1	Promissory Note to Clyde Berg in the principal amount of $1 million, together with related Security Agreement and Warrant Agreement all dated September 30, 2002

	10.2	Loan and Security Agreement between the Company and Access Business Finance LLC dated as of April 30, 2002

	11.1	Computation of Earnings (Loss) Per Share

	99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CEO

	99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — CFO

(b)	Reports on Form 8-K

The Company filed a Form 8-K on October, 2002 reporting information under Item 5. “Other Events.”

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date: November 14, 2002	By:	/s/ David T. Howard

DAVID T. HOWARD Chief Executive Officer, President, (Principal Executive Officer)

Date: November 14, 2002	By:	/s/ Steven H. Moger

STEVEN H. MOGER Chief Financial Officer and Vice President of Operations (Principal Financial Officer)

CERTIFICATION

     I, David T. Howard, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of SCOLR, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 /s/ David T. Howard David T. Howard Chief Executive Officer

CERTIFICATION

     I, Steven H. Moger, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of SCOLR, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 /s/ Steven H. Moger Steven H. Moger Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Promissory Note issued to Clyde Berg in the principal amount of $1 million, together with related Security Agreement and Warrant Agreement all dated September 30, 2002.

10.2	Loan and Security Agreement between the Company and Access Business Finance LLC dated as of April 30, 2002

11.1	Computation of Earnings (Loss) Per Share

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-CEO

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-CFO