Form 10KSB
period 2002-12-31
SCOLR INC
filed 2003-03-31
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-24693

Scolr, Inc.

(Name of small business issuer in its charter)

Delaware (State of Incorporation)	91-1689591 (IRS Employer Identification No.)
8340 154th Avenue N.E., Redmond, Washington (Address of principal executive offices)	98052 (Zip Code)

Issuer’s telephone number: (425) 883-9518

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.     ☑

      The issuer’s revenues for the fiscal year ended December 31, 2002 were $6,514,243.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 21, 2003 was approximately $17,080,708.

      As of March 20, 2003, there were 21,198,947 shares outstanding of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

      The Registrant has incorporated by reference into Part III of this Form 10-KSB portions of its Proxy Statement for the 2003 Annual Meeting of Shareholders.

SCOLR, INC.

FORM 10-KSB

PART I

Item 1.	Description of Business

Forward-Looking Statements

      Except for historical information, the matters discussed in this document contain forward-looking statements within the meaning of Section 37A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including activities, events or developments that the company expects, believes or anticipates will or may occur in the future. A number of factors could cause actual results to differ from those indicated in the forward-looking statements, including but not limited to, the Company’s ability to continue to successfully market and provide its products and services and maintain their effectiveness, the continuation of the arrangements with the Company’s product development partners, the ability of the Company to meet its financial projections, and general economic conditions. For a more detailed analysis of Company risk factors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook — Issues and Uncertainties” contained in Item 6. Forward-looking statements are subject to a number of assumptions, risks and uncertainties. Readers are cautioned that such statements are not guarantees of future performance and that actual results or developments may differ materially from those set forth in the forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements whether as a result of new information or otherwise.

Business Development

      SCOLR, Inc. (the “Company”) was incorporated in October 1994 in Delaware, originally under the name Caddy Systems, Inc. From April 1995 to July 2002, the Company operated under the name Nutraceutix, Inc. The Company has two principal businesses: (1) the formulation and manufacture of nutraceutical-based health and dietary supplements for both the animal and human nutrition markets (the “Probiotics” business), and (2) the formulation and in-vitro development of controlled delivery over-the-counter (“OTC”) products, prescription drugs and nutraceutical products (the “Drug Delivery” business).

Probiotics

      The Company’s Probiotics business unit is a leading ingredient supplier to retailers and manufacturers in the U.S. nutraceutical market for probiotics supplements. Nutraceuticals are biologically active materials, either derived from plant, microbial, or animal sources or by synthesis, which are formulated to provide specific health benefits for humans and productivity benefits in animals. Market sources estimate the probiotics market generates approximately $100 million in annual sales with growth prospects of approximately 10-15% annually.

Drug Delivery

      The Company’s Drug Delivery business is centered around the development and licensing of the Company’s Controlled Delivery Technology (“CDT®”), a system of three patented drug delivery platforms for prescription drugs, OTC products, and nutraceuticals. The basis of these platforms is technology embodied in two issued U.S. patents acquired from Temple University and a third issued U.S. patent developed by the Company. The Company has collaborated with Dr. Reza Fassihi, Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy over the last two years to develop prototype prescription drugs, OTC products and dietary supplements which employ the novel delivery system concepts embodied in the three CDT® patents.

      The CDT® system is designed for use in solid oral dosage forms, the preferred route for drug administration. This CDT® technology is designed to produce tablets or capsules which release their active agents predictably and programmably over a specified timeframe of up to 24 hours. For many reasons, pharmaceutical companies increasingly prefer controlled release rather than immediate release of the active agent in their drugs. The advantages of controlled drug delivery typically include improved patient compliance;

product differentiation; greater efficacy; and, an improved safety profile. According to the drug industry research firm, Data Monitor, the $20 billion U.S. drug delivery market is growing at twice the rate of the pharmaceutical industry as a whole.

      The Company believes that its CDT® drug delivery technology enjoys many competitive advantages when compared to other controlled delivery methodologies. CDT® is a robust and simple technology that is low cost, easy to manufacture (using conventional blending and compression equipment in a two-step process), can deliver comparatively high therapeutic “payloads” of active ingredient, and is highly programmable to deliver active therapeutic agents over a wide range of release profiles and timeframes. Finally, from a market perspective, a technology such as CDT® allows pharmaceutical companies to reformulate existing drugs, thereby extending the term of their patent protection and defending important revenue streams from existing “blockbuster” drugs nearing patent expiration. According to Data Monitor, “A total of 42 out of 52 blockbuster drugs ($82 billion combined worldwide sales) will face patent expiration by the year 2007.”

      In the first quarter of 2002, the Company announced a global strategic alliance with Archer Daniels Midland (“ADM”) pursuant to which the Company granted ADM an exclusive license and right of first refusal to develop and market certain dietary supplement and nutraceutical products using the Company’s CDT® technology. ADM introduced the first product developed under this relationship to the European market in October 2002. Introduction in the U.S. is expected in the first half of 2003. The Company expects to form other relationships in the near future that are similar to the ADM venture. Following the recent successful completion of the Company’s CDT® “proof-of-concept” human clinical trial, the Company has received expressions of interest from several of the largest pharmaceutical companies. Virtually all of these potential licensing partners currently have prescription drug franchises for which they are seeking technological enhancements (such as CDT®) to extend the life of those franchises in the face of core patent expirations over the next 5-10 years. The Company is now actively pursuing collaborations with these pharmaceutical companies under agreements seeking upfront licensing fees, royalty payments, and milestone payments for use of the Company’s CDT® delivery technology.

      The Drug Delivery business has begun generating revenue with a modest level of near-term revenues from CDT®-based sales to the dietary supplement markets. These sales are being generated through existing relationships with retailers such as Wal-Mart, Rite-Aid, and Trader Joe’s. The Company expects to realize increased royalty income from the initial CDT® dietary supplement and OTC formulations in 2003. The Company does not expect royalty income from CDT® prescription drugs earlier than 2006.

Company Strategy

      Given the long-term growth potential and prospects associated with the Company’s CDT® drug delivery technology, the Company intends to focus its efforts on the Drug Delivery business. While its Probiotics unit is a well-established business that is expected to generate modest cash-flow, Probiotics operates in a relatively small market with limited growth potential. By contrast, the Company’s Drug Delivery business is an early-stage operation that has the potential to address very large markets.

      To best take advantage of the growth opportunity in the Company’s Drug Delivery business, the Company is repositioning itself as a drug delivery company. Effective July 2002, the Company changed its corporate name from Nutraceutix, Inc. to SCOLR, Inc., an acronym for Self Correcting Oral Linear Release, representing the Company’s lead technology in the drug delivery arena. The name change emphasizes the Company’s shift in strategy to focus on and develop its Drug Delivery business.

      As announced in the fourth quarter of 2002, the Company has been exploring the sale of its Probiotics business to provide liquidity to allow the Company to pursue its Drug Delivery business. The Company intends to continue to pursue opportunities to sell or enter into joint venture or partnership arrangements for its Probiotics business in an effort to provide cash for the Company. In addition, the near-term revenues derived from applying CDT® to nutraceutical markets will be used to support development of the Drug Delivery business. However, the Company will not be able to pursue licensing, joint venture and other activities to develop its Drug Delivery business unless it is successful in raising additional capital. See Item 6.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

      The following are some of the recent milestones achieved by the Company in its efforts to build its Drug Delivery business:

•	Acquisition of exclusive licenses for U.S. Patent No. 6,337,091 and No. 6,090,411 for use in the Company’s CDT® drug delivery platform.

•	Issuance of U.S. Patent No. 6,517,868 for use in the Company’s CDT® drug delivery platform.

•	Successful completion of in vitro/in vivo correlation trial establishing clinical proof-of-concept for CDT®.

•	Continuation and enhancement of working relationship with Temple University and Dr. Fassihi, for partnership with both existing and new technology development.

•	Commercial production of first CDT® product (glucosamine).

•	DEA approval for a licensee to begin scale-up of CDT® pseudophedrine products.

•	Global strategic alliance with Archer Daniels Midland to develop and market certain dietary supplements.

•	Successful completion of production scale-up and commercial introduction of first Archer Daniels Midland product based on CDT® delivery. Royalty revenues anticipated in the second quarter of 2003.

•	Successful introduction of two additional CDT®-based products into more than 6,000 U.S. retail locations, including Wal-Mart, Rite-Aid, and Trader Joe’s. Royalty revenues anticipated in the second quarter of 2003.

•	Successful introduction of the Company’s proprietary probiotic delivery system into the U.S. dietary supplement marketplace generating sales and revenues that commenced in the first quarter of 2003.

Principal Products and Services

Drug Delivery Technology

      In December 1998, the Company entered the drug delivery arena through an agreement with Temple University for the Company’s exclusive license of technology pertaining to the controlled delivery of dietary supplement capsules and tablets. The Company trademarked this technology as CDT® Controlled Delivery Technology.

      The Company considers CDT® to be distinctive in its ability to program in-vitro release patterns for each health supplement contained in a single tablet or capsule at a relatively low cost of manufacture as compared to immediate release formulations of the same active ingredient. The Company believes that the wide applicability of its technology among the available range of vitamin and herbal products suitable for once or twice daily dosing or pulsed release provides a unique commercial opportunity in the $20 billion U.S. dietary supplement and nutraceutical market.

      Controlled delivery technologies are widely employed within the OTC and pharmaceutical industries, while they are relatively rare within the dietary supplement industry. In the pharmaceutical industry, sustained-release technologies have been shown to optimize the therapeutic effectiveness, enhance the compliance to the dosing schedule, and reduce the frequency and severity of side effects of a single Active Pharmaceutical Ingredient (“API”). The Company believes that this unique technology will offer similar benefits within the health and dietary supplement industry.

      The controlled delivery technology was developed at Temple University, School of Pharmacy, for the chronic administration of calcium channel blockers such as nifedipine, diltiazem, and verapamil which are prescribed for the long-term management of chronic angina pectoris and benign essential hypertension. The physicochemical properties and intrinsic pharmacological characteristics of these drugs, such as high or low solubility, limited absorption, or pre-systemic metabolism, necessitated the development of a highly controllable drug delivery system to provide continuous active ingredient release with zero-order kinetics typified by precise and reproducible performance. The first generation of this technology is based on swellable hydrophilic matrices, which allow for the controlled diffusion of dietary supplements from the matrix through the tablets progressive swelling and erosion. The CDT® tablets or capsules employ combinations of hydrophilic polymers and poly-ionics or electrolytes specific to each health supplement or OTC product and the desired release profile. Depending upon the matrix composition, the selection and ratio of polymers, ionic substrates, or electrolytes various release patterns and rates can be achieved.

      One of the most difficult challenges for a controlled delivery technology is to produce a continuous release with linear, zero-order kinetics of a highly soluble API for periods up to 24 hours. Linear, zero-order kinetics means that a precise quantity of API is released during each unit of time over the entire course of the release pattern until 100% of the API is released. There are no bursts or lag phases in the release pattern. After obtaining the exclusive license for the technology from Temple University, the Company, in collaboration with Temple University, specifically developed continuous, zero-order kinetics tablets of Vitamin C. Vitamin C was considered to be a technological challenge due to its high water solubility and high permeability. Following the Vitamin C project, the Company and Temple University developed individual, controlled-release, linear, zero-order kinetics tablets of glucosamine, Calcium D-GLUCARATETM, several sports nutrition prohormones, and diet formulations containing ephedra. The Company believes that both the dietary supplement and nutraceutical industries offer many opportunities to apply this technology.

      In 1999, the Company obtained a license from Temple University to apply the technology that now comprises U.S. Patent No. 6,337,091 (“CDT® Patent No. 1”) to the manufacture of OTC products. In September 2001, the Company acquired the exclusive license for the rights to CDT® Patent No. 1 in prescription drugs. The U.S. Patent and Trademark Office issued CDT® Patent No. 1 on January 8, 2002.

      In September 2000, the Company acquired the worldwide rights to CDT® Patent No. 6,090,411 (“CDT® Patent No. 2”) for application in dietary and health supplements, OTC products and prescription drugs. CDT® Patent No. 2 was issued by the U.S. Patent and Trademark Office on July 18, 2000. This technology provides for the controlled and programmable release of the API with zero-order kinetics through the dry blending and direct compression of a salt, a polymer, and the API. The Company believes the CDT® Patent No. 2 technology possesses several critical and unique advantages over comparable sustained-release technologies currently employed by the drug delivery industry in manufacturing extended or sustained-release products:

•	The technology does not involve a granulation step at manufacturing; thereby, shortening process times and eliminating potentially toxic solvents from the manufacturing process. Processes are faster and easily validated.

•	The technology involves the development of the desired release pattern through the dry blending of a selected salt and polymer in various ratios in order to create a dry matrix. The resulting matrix is directly compressible on all currently available tableting equipment routinely used in the pharmaceutical industry.

•	The technology and its applicability to dietary supplements, OTC products or prescription pharmaceuticals are extremely rugged and flexible; the in-vitro dissolution results are not affected by drug solubility, pH, tablet size or configuration, tablet hardness, or friability.

•	The technology has a patent life of 20 years.

•	The technology is a 2 step process involving GRAS (Generally Regarded as Safe) excipients in novel quantities and using standard pharmaceutical processing equipment and technology; thereby, enabling the manufacturer of CDT® products to produce controlled release products at approximately the same costs as immediate release formulations of the same API.

      The Company believes that the technology embodied in the CDT® Patent No. 2 demonstrates significant advantages over current sustained-release technologies that involve multiple polymer systems, coated beads or coated tablets. The Company’s licensed technology is easily manufactured on conventional pharmaceutical equipment with fewer processing steps. Furthermore, it is applicable to a wider range of API’s, dietary supplements and OTC products than other technologies. The Company believes that the CDT® Patent No. 2 provides for rapid product formulation and development leading to faster submissions to the regulatory authorities, faster time to market, and less expensive manufacturing.

      On February 12, 2003, the U.S. Patent and Trademark Office issued U.S. Patent No. 6,517,868 (“CDT® Patent No. 3”) to the Company for its amino acid CDT® drug delivery platform for pharmaceutically active compounds. Although this is the Company’s third CDT® patent, it is the first issued directly to the Company.

      Designed as a simpler solution to certain difficult formulation issues, CDT® Patent No. 3 extends the Company’s capabilities to include poorly soluble drugs which are difficult and costly to formulate and produce with currently available manufacturing techniques and processes. CDT® Patent No. 3, in conjunction with CDT® Patent No. 1 and CDT® Patent No. 2, combine to create a range of modified oral drug delivery systems that address significant hurdles of oral drug delivery, including zero order kinetics, poorly soluble active ingredients and ingredients difficult to tablet. The Company believes the CDT® technology accomplishes this at reasonable cost and time savings to the manufacturer.

      In an effort to take advantage of the faster time-to-market in the dietary supplement industry, several nutraceutical products employing CDT® technology were introduced in late 2002. The first commercial introduction of an OTC product utilizing CDT® is expected in late 2003 and CDT®-based prescription drugs are planned for after 2005.

Nutraceutical-Based Dietary Supplements For Human Health

      Specific nutraceuticals have been shown to affect bodily functions in targeted ways, such as joint health (glucosamine and chondroitin) or by lowering cholesterol and menopausal symptoms (soy isoflavones). The active ingredients in nutraceuticals may include complex mixtures of organic molecules, small molecules, oligosaccharides, lactic acid probiotics, fungi, minerals, and other microbial secondary metabolites.

      Lactobacillus acidophilus cultures are classic specialty food additives, which have long been components of yogurt and fermented food. Published literature has shown lactic acid bacteria to exert positive gastrointestinal health benefits beyond their nutritional value. The Company has developed a proprietary tableting technology for the delivery of lactic acid bacteria in a trademarked dietary supplement, LIVE-BAC® probiotic caplets.

      The Company believes that the market for nutraceuticals and probiotics, in particular, will continue to expand due to the on-going identification of disease processes coupled with an aging population increasingly motivated to preserve good health. The development and identification of new nutraceutical products may require combining interdisciplinary technologies including plant science, microbiology, biochemistry, and nutrition.

Nutraceutical-Based Productivity Supplements for the Agriculture Industry

      Through 2002, the Company had two primary agriculture product lines which it manufactured and sold: (1) Lactobacillus acidophilus products, which are used to enhance feed efficiency in feedlot cattle, and (2) silage inoculum products, which are used to preserve the nutritional value of stored forages. In the first quarter of 2003, the Company sold all rights, proprietary interests, know-how and intellectual property related to these product lines for cash and other considerations. There will be no future revenues from these products.

      The Company continues to manufacture microbial products for several agriculture companies on a private label and OEM basis at its fermentation plant located in Redmond, Washington. These microbial products are mainly silage inoculums. The Company has over 18 years of experience in microbial fermentation.

Manufacturing

      In December 1999, the Company opened a second fermentation facility in Redmond, Washington in response to increased demand for probiotic products. The new facility combined with the Company’s manufacturing facility located at corporate headquarters to effectively double the Company’s output of bulk microbial raw material.

Private Label Health Supplement Manufacturing

      The Company manufactures private label health supplements incorporating its patented and proprietary technologies or the probiotics produced in its Redmond, Washington fermentation facilities. Finished goods production takes place at its encapsulating, tableting, bottling, and labeling facility in Lafayette, Colorado.

      The LIVE-BAC® caplet process is based upon our patent pending CRYOTABLETTINGTM technology that results in extended shelf life of tablets or caplets containing lactic acid bacteria. Caplets of probiotics manufactured using the LIVE-BAC® process have demonstrated superior viability and shelf life as compared to conventional capsules.

      The Company’s experience and capabilities in both drug delivery systems and probiotic food additives has resulted in the mutual application of technology toward a cost-effective probiotic delivery system: the Company has a patent-pending BIO-TRACTTM G.I., with SCBioRxTM technology. This application of the Company’s SCBioRxTM technology allows lyophilized probiotic bacteria to be tableted within a polymer matrix that protects the enclosed bacteria until the optimal time of release, while also maintaining the viability of the bacteria during the manufacturing process. Developed as a delivery system for pharmaceuticals, SCBioRx self-correcting matrix technology moderates the swelling and erosion kinetics of non-ionic polymers, thus enabling programmed release of the bacteria from the dosage form upstream of the strain-specified attachment region within the gastrointestinal tract. The Company expects to enter into production and commercialization with an established partner in the U.S. nutraceutical market during mid 2003.

      In December 1998, the Company entered into an exclusive marketing agreement with MET-Rx USA, Inc. (“MET-Rx”) of Irvine, California, and developed, on a non-exclusive basis, controlled delivery products. Prohormones and weight-loss products were released in April 1999. However, after MET-Rx was acquired in 2000, its new parent company discontinued the products due to uncertainties over the continued sales of dietary supplements containing either prohormones or ephedra alkaloids. The Company will not receive any future revenues from its relationship with MET-Rx or the products developed for MET-Rx. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 6.

Marketing, Sales and Distribution

      In the human dietary supplement market, the Company relies on its sales and marketing personnel to sell lactic acid bacteria, LIVE-BAC® products and nutraceuticals incorporating the Company’s patented and proprietary drug delivery technologies. In 2002, the Company relied on three internal sales and marketing executives assisted by independent brokers to sell its OEM or private label products containing probiotics to major nutraceutical and agriculture companies involved in marketing these products to the consumer. In addition, the Company’s efforts have been directed at partnering with major nutraceutical and pharmaceutical companies to co-develop unique and distinctive dietary supplements, OTC products, and prescription drugs incorporating the Company’s patented and proprietary delivery technology.

Competition

      The principal markets in which the Company’s products are sold are both competitive and fragmented. The Company faces significant competition in manufacturing and product development in both the human food supplement and drug delivery markets.

      The Company’s major competitors in the microbial products market who manufacture lactic acid bacteria for human dietary supplements include Chris Hansen, Rhodia, Lallemand, Institut Rosell, BioGaia and Harmonium International, Inc.

      The Company believes that its primary competitive advantage results from patented and proprietary technologies, which are not available from other suppliers, including LIVE-BAC® caplets, CRYOTABLETTINGTM technology, CDT® controlled delivery technology, and lactic acid bacteria technology. Additionally, the Company believes that other principal competitive factors in the sale of health supplements are quality, technology, manufacturing, timely delivery of products, and service. In general, the Company’s competitors have significantly more resources than the Company; however, the Company believes that its patented and proprietary technologies offset some of the advantages held by these competitors.

      In the drug delivery field, the Company’s major competitors include Alza Corporation, Biovail, Inc., Skyepharma PLC, Elan, Andrx, Inc., Impax Laboratories, Inc., Labopharm, and KV Pharmaceuticals, Inc. The successful development and commercialization of major controlled delivery prescription drugs can take five to seven years and millions of dollars of research and clinical trials. The Company believes that these major competitors are better funded and equipped to fully realize the potential from new and unique patented drug delivery systems and are in possession of significantly stronger financial and R&D resources. However, the Company believes that its three CDT® patents provide certain advantages in the drug delivery industry including quicker product development, faster to market capabilities, and lower cost of manufacturing.

Sources and Availability of Raw Materials and Principal Suppliers

      With the exception of lactic acid cultures and probiotic blends, the Company obtains all of its raw materials for the manufacture of its products from outside sources. The Company generally does not have contracts with entities or persons committing such suppliers to provide the materials required for the production of its products.

Significant Customers and Suppliers

      In 2002, the Company received approximately 60% of its total revenues from four customers: Rexall Sundown (23%), Supplement Sciences (20%), NBTY (10%) and Trader Joe’s (8%). With the uncertainty in the nutraceutical markets in general, the Company expects sales revenue fluctuations due to market conditions and the performance of its major customers.

Intellectual Property

      The Company currently holds two U.S. patents for controlled delivery technologies licensed exclusively from Temple University (CDT® Patents No. 1 and 2) and one patent for a third controlled delivery patent assigned to the Company by the inventors, Dr. Fassihi and Dr. Thomas Durig (CDT® Patent No. 3). Each of these patents has a duration of twenty years and does not expire sooner than 2021. Additionally, the Company filed patent applications in 2001 for its CRYOTABLETTINGTM process for micro-organisms, ReHydraid™ Sports Drink and Oral Rehydration System, and a Controlled Release delivery system for Micro-organisms and Biologicals. As of December 2002, the Company also held two U.S. patents and one Canadian patent pertaining to COBACTIN® feed additives. However, the COBACTIN® patents were assigned as part of an asset sale in the first quarter of 2003.

      As of December 2002, the Company had approximately eight federal trademark registrations and seven trademark applications pending with the U.S. Patent and Trademark Office. The Company’s policy is to pursue registrations for all of the trademarks associated with its key products and technologies. Following is a list of the Company’s registered and pending U.S. trademarks as of December 2002: CDT®, BIO TECHNIQUES®, BIOPOWER®, COBACTIN®, COBACTIN II®, COBACTIN PLUS®, LIVE-BAC®, NUTRACEUTIX®, BIO-TRACTTM, CRYOTABLETTINGTM, D-GLUTM CARATETM, REHYDRAIDTM, SCBioRxTM and SCOLRTM. All trademarks associated with COBACTIN® and BIOPOWER® were assigned as part of an asset sale in the first quarter of 2003.

      The Company pays certain royalties to the original developers of certain of its agriculture products. See “Note P of Notes to Financial Statements” contained in Item 7. The Company is also obligated to pay an annual license maintenance fee, share certain up-front payments from customers, and pay royalties based on customer sales derived from its use of CDT®Patent Nos. 1-3.

Government Regulation

      The Company must receive separate regulatory approval for each of our product candidates before the Company or its collaborators can sell them in the United States or internationally. The manufacture and sale of OTC and prescription drugs in the U.S. and internationally is governed by a variety of statutes, regulations and policies which require, among other things:

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

Research and Development

      In 2000, the Company reorganized its research and development capabilities and structure in order to focus on its exploitation of the newly acquired CDT® Patent No. 2 and the opportunities presented in the OTC and prescription drug markets for drug delivery.

      In 2002 and 2001, the Company spent $540,826 (approximately 8% of revenues) and $420,542 (approximately 5% of revenues), respectively, on product research and development. The Company believes this level of research and development spending is the minimal amount necessary to enable the Company to move forward with its existing drug delivery technology in the dietary supplement market. To fully realize the potential of the Company’s three issued CDT® patents in the pharmaceutical and OTC markets, the Company will need to devote significantly increased resources to research and development. To accomplish these objectives, the Company will be required to raise additional capital. See Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

      Furthermore, increased research and development spending will be required to both replace existing technologies with newer, state of the art technologies, and to create an effective drug delivery development unit within the Company.

Microbial Product Development

      The Company has conducted research into the role of resident bacteria that are normally found in the gastrointestinal tract of humans and the delivery of viable lactic acid bacteria in supplemental form. This research has also resulted in the development of the LIVE-BAC® process and CRYOTABLETTINGTM technology for tableting lactic acid bacteria in order to extend shelf life at room temperature and to preserve microorganism viability at room temperature. The LIVE-BAC® process has been shown through in-vitro studies to yield a caplet/tablet with significantly superior shelf life as compared to conventional capsules. The shelf life of lactic acid bacteria in dietary supplement form has been historically problematic. The Company is continuing its efforts to develop new applications of its LIVE-BAC® technology.

      The Company’s developed BIO-TRACTTM G.I., with SCBioRxTM technology during 2002. The SCBioRxTM technology allows probiotic bacteria to bypass the stomach acids and be released from the tablet in the upper intestine. The Company intends to continue research into its proprietary drug delivery technologies and its applications to probiotic bacteria.

Health Supplement Development

      The Company develops products requested by private label customers and/or develops new product concepts that it then licenses to the customers. The Company also actively seeks and reviews new nutraceutical materials and drug delivery technologies developed at universities or by independent researchers with the view to acquiring the intellectual property. The Company then conducts applied research on the intellectual property in order to develop a commercial product or application which we license to co-developers or commercial partners.

      The Company intends to further exploit its intellectual property position within the nutraceutical and sports nutrition markets in 2003 and beyond. Historical sales of patented and proprietary drug delivery technology within the sports nutrition market have demonstrated this market segment’s ready acceptance of Company technologies and their successful commercial applications.

Pharmaceutical Product Development

      The Company plans to simultaneously conduct research and development, including clinical trials, on a number of pharmaceutical projects. These projects will be very costly, and will likely increase our research and development costs significantly. The Company will need additional capital resources to undertake these projects. If the Company fails to raise the capital necessary to fund our pharmaceutical product development operations, we will be unable to advance our technology, development programs and clinical trials. See Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Compliance with Environment Laws

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

Employees

      As of December 31, 2002, the Company employed 42 full time employees, consisting of two executives, 23 production personnel, three sales and marketing personnel, three research and development personnel, seven quality control personnel and four administrative personnel. None of the Company’s employees are represented by labor unions. The Company believes its relationship with employees is good.

Item 2.     Description of Property

      The Company’s corporate headquarters, including administrative offices, production and research and development facilities are located approximately fifteen miles northeast of Seattle at 8340 154th Avenue N.E., Redmond, Washington 98052. The property, consisting of 15,893 square feet, is leased for a term of sixty (60) months terminating on November 30, 2003 at an average annual rent of $290,808. The production facility includes equipment for fermentation, formulation, packaging and storage. The Company leases an additional building consisting of 1,879 square feet for off-site storage and product blending, located approximately one-half mile from the corporate headquarters at 14822 NE 95th Street, Redmond, Washington. The storage space is leased through July 31, 2003 at an average annual rent of $25,500 per year. In November 1999, a third property of 9,620 square feet located at 9625 153rd Avenue SE, Redmond, Washington was leased for a term of sixty (60) months at an average annual rent of $106,295 per year.

      The Company’s tableting and encapsulating facility is located approximately 25 miles from Denver at 1400 and 1420 Overlook Drive, Lafayette, Colorado 80026. The premises consist of two stand-alone buildings for a total of 28,800 square feet. The main building is used primarily for manufacturing and contains machinery for the blending and finishing of raw materials into tablets or capsules and also contains some minimal office space. The second building is warehouse space used for raw material and packaging storage. The property is leased for a term of sixty (60) months with a lease termination date of July 31, 2006 and an average annual rent of $257,877 per year.

      The Company believes all lease property is in good and satisfactory condition, and is suitable for the Company’s business needs for the term of the respective leases.

Item 3.     Legal Proceedings

      The Company is not presently a party to any material litigation not in the regular course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to the Company’s shareholders during the quarter ended December 31, 2002.

PART II

Item 5.	Market For Common Equity And Related Stockholder Matters

      The Company’s Common Stock, $.001 par value, is traded in the over-the-counter market (OTC Bulletin Board Symbol: “SCLL”). The following table sets forth the range of high ask and low bid prices for the Company’s Common Stock on a quarterly basis for the past two full years, as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company’s Common Stock.

COMMON STOCK

	High Ask	Low Bid

Period — Fiscal Year 2002
First Quarter ending March 31, 2002	1.55	0.52
Second Quarter ending June 30, 2002	1.60	0.90
Third Quarter ending September 30, 2002	1.18	0.77
Fourth Quarter ending December 31, 2002	1.28	0.72

	High Ask	Low Bid

Period — Fiscal Year 2001
First Quarter ending March 31, 2001	1.03	0.30
Second Quarter ending June 30, 2001	0.75	0.55
Third Quarter ending September 30, 2001	0.68	0.35
Fourth Quarter ending December 31, 2001	0.91	0.35

      The approximate number of record holders of the Company’s Common Stock as of December 31, 2002 was 1,356 inclusive of those brokerage firms and/or clearinghouses holding the Company’s common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

      The Company has not paid or declared any dividends upon its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Critical Accounting Policy Judgments and Estimates

      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales, receivables, bad debts, inventories, intangible assets, income taxes, contingencies such as litigation, and contract terms. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements:

      Revenue Recognition: Revenues from Research and Development contracts, license fees and cost reimbursement contracts are recognized systematically over the period that the fees or payments are earned. Revenues from milestone payments representing completion of separate and substantive earnings processes are recognized when the milestone is achieved and the amounts are due and payable. Revenues from royalties are recognized when earned and are considered collectible. Revenue from the sale of product is recognized upon shipment.

      Allowance for Doubtful Accounts: The Company bases the allowance for doubtful accounts receivable on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable.

      Inventory Reserve: The Company bases the inventory reserves on the potential of the inventory becoming obsolete or slow moving. Inventory that is considered obsolete is written-off.

      Intangible assets: Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. The Company evaluates its intangible assets annually to determine potential impairment by examining the carrying amount of the assets to determine if the carrying amount is recoverable, and by comparing the carrying amount of the assets fair market value.

Net Revenues

      Net revenues decreased 20% or $1,676,257 to $6,514,243 for the year ended December 31, 2002 from net revenues of $8,190,500 for the year ended December 31, 2001. An analysis of the Company’s revenue-generating centers is outlined below:

Revenue Generating Centers

      The Company operates two primary revenue-generating centers:

1. Manufacturing Center — consisting of two sub-centers as outlined below:

A. Dietary Supplement Manufacturing — The Company manufactures dietary supplement products, on an OEM or private label basis, containing LIVE-BAC® caplets or CDT® Controlled Delivery Technology and, as described below, previously manufactured Calcium D-GLUCARATETM. Revenues are realized from the sales of LIVE-BAC® caplets, dietary supplements incorporating CDT® technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company’s Lafayette, CO manufacturing facility.

B. Fermentation — The Company manufactures and sells viable (live) freeze dried microorganisms on a private label and OEM basis. Revenues are also realized from the sale of COBACTIN® microbial feed additive products for feedlot and dairy cattle and sales of Bio Power silage inoculants. The fermentation plants are located in Redmond, WA.

2. Licensing Fees, Research & Development Contracts and Royalties Center — The Company generates Licensing Fees and Research & Development contracts for the formulation of Controlled Delivery Technology prescription drugs, over-the-counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that are expected to be recognized in future years. The Company believes that contracts for prescription drugs may result in royalty revenues starting in 2006. Contracts for dietary supplements and OTC products are expected to result in royalty revenues starting in 2003.

Manufacturing Revenues

      The Company’s manufacturing revenues decreased 18% or $1,431,249 to $6,459,251 for the year ended December 31, 2002 from revenues of $7,890,500 for the year ended December 31, 2001. The decrease in revenues during 2002 is primarily attributable to the discontinuation of certain products or sales to specific customers as described below. Sales of products which the Company continues to manufacture increased during 2002.

      Dietary supplement manufacturing revenues decreased 34% or $1,670,481 to $3,305,976 for the year ended December 31, 2002 from revenues of $4,976,457 for the year ended December 31, 2001. Approximately $586,362 of this decrease is attributable to the discontinuation of sales of Calcium D glucarate in accordance with an agreement with the licensor effective September 19. 2001. In addition, during 2002 the Company did not sell any products to Odwalla, Inc. which was acquired in November 2001 by Coca Cola. Sales to Odwalla, Inc. for the year ended December 31, 2001 were $694,053.

      As a result of regulatory issues, including regulatory review by the FDA and the unavailability of insurance on products containing ephedra, the Company discontinued all products containing ephedra. Sales for ephedra based products for the year ended December 31, 2002 were $353,307 as compared to $1,205,811 for the year ended December 31, 2001. There will be no future sales of ephedra based products.

      Fermentation revenues increased 8% or $239,232 to $3,153,275 for the year ended December 31, 2002 from revenues of $2,914,043 for the year ended December 31, 2001. Sales to new customers and increased sales to existing customers account for the increase in fermentation sales and compensated for the loss of revenues associated with a decrease of revenues from Microcell products and COBACTIN® pursuant to an agreement with MicroCell dated December 4, 2001. There will be no future revenues from Microcell or royalties from COBACTIN®. See Note O of Notes to Financial Statement. Revenues of Microcell products to Biotal decreased 70% or $228,068 to $95,603 for the year ended December 31, 2002 from revenues of $323,671 for the year ended December 31, 2001. COBACTIN® Royalties decreased 100% to $0 for the year ended December 31, 2002 from $252,125 for the year ended December 31, 2001.

Licensing Fees, Research & Development Contracts and Royalties

      Licensing fees and Research & Development contract revenues for the year ended December 31, 2002 were $54,000 as compared to $300,000 for the year ended December 31, 2001. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. The supply of CDT® products to Wal-Mart and Trader Joe’s and the sub-licensing agreement with ADM for dietary supplements and OTC products based on the Company’s CDT® technology are expected to result in royalty revenues beginning in the second half of 2003. Licensing agreements and contracts for prescription drugs may result in research & development milestone payments after 2003 and royalty revenues after 2005.

Gross Profit

      Gross profit decreased 17% or $276,153 to $1,377,634 for the year ended December 31, 2002 compared to $1,653,787 for the year ended December 31, 2001. The decrease in gross profit for the year ended December 31, 2002 compared to the year ended December 31, 2001 is primarily due to the decrease in revenues.

Selling and Marketing Expenses

      Selling and marketing expenses decreased 37% or $217,101 to $372,722 for the year ended December 31, 2002 from $589,823 for the year ended December 31, 2001. Additional personnel may be needed in the future as the Company increases its selling efforts in support of the ADM global strategic alliance, the commercialization of new formulations employing CDT® technology under the manufacturing & distribution arrangement with Numico North America, as well as the new probiotic delivery system, SCBioRxTM.

Research & Development Expenses

      Research & Development expenses increased 29% or $120,284 to $540,826 for the year ended December 31, 2002 from $420,542 for the year ended December 31, 2001. The increase for the year ended December 31, 2002 is attributable to the Company’s successful first human clinical trial conducted as an in vitro/in vivo proof of concept study to support its patented CDT® drug delivery systems.

General and Administrative Expenses

      General and administrative expenses increased 34% or $621,134 to $2,470,292 for the year ended December 31, 2002 compared to $1,849,158 for the year ended December 31, 2001. The increase is mainly the result of additional shareholder relations expense (including costs associated with the issuance of warrants) and increased legal expenses. The Company anticipates that legal and accounting costs associated with compliance with Sarbanes-Oxley will increase in future years.

Operating Profit/ Loss

      Operating loss for the year ended December 31, 2002 was $2,006,206 as compared to an operating loss of $1,205,736 for the year ended December 31, 2001. The increased losses for the year ended December 31, 2002 is primarily the result of decreased revenues resulting from the discontinuation of ephedra based products, the MICROCELL/ COBACTIN® agreement, Calcium D-GLUCARATETM agreement and loss of sales to Odwalla, Inc. as described above.

Interest Expense

      Interest expense increased 1% or $4,439 to $328,923 for the year ended December 31, 2002 compared to $324,484 for the year ended December 31, 2001.

Other Income/ Expense

      Other expense was $222,199 for the year ended December 31, 2002 compared to other income of $957,178 for the year ended December 31, 2001. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreements, the Company recorded severance costs of approximately $159,152, which is reflected in Other Expense for the year ended December 31, 2002. See Note M of Notes to Financial Statements. During the quarter ended September 30, 2001, the Company entered into an agreement with the licensor of patented calcium D-GLUCARATETM that resulted in other income of $480,614. See Note N of Notes to Financial Statements. During the year ended December 31, 2001, The Company entered an agreement with Biotal to terminate the manufacturing contract for Micro-Cell Microbial Feed Additive resulting in the recognition of other income of $750,000. See Note O of Notes to Financial Statements.

Net Earnings

      The net loss for the year ended December 31, 2002 was $2,557,328 compared to a net loss of $573,042 for the year ended December 31, 2001.

Liquidity and Capital Resources

      As of December 31, 2002 the Company had negative working capital of $41,868 as compared to a negative working capital of $559,003 at December 31, 2001. The Company finances its operations and capital requirements primarily through borrowing, sales of the Company’s securities and cash provided by operations. The decrease in negative working capital at December 31, 2002 is primarily the result of financing activities and is offset by the net loss for the year ended December 31, 2002. As described below, the Company has an immediate need for additional financing.

      The Company has a $1,100,000 line of credit with a finance company that is secured by its assets. At December 31, 2002, the Company had borrowed $296,387 on its line of credit. The Company’s ability to borrow against this line is limited by the Company’s current accounts receivable balance and restrictions imposed by the lender.

      On September 30, 2002, the Company obtained a $1 million loan from an existing shareholder. The loan is secured by a second lien on the Company’s assets and bears interest at a rate of 8% per annum. The loan is due on September 30, 2004 but is subject to mandatory prepayment upon completion of the sale of substantially all the assets of the Company’s Probiotic business. In conjunction with the loan, the Company granted the lender warrants to purchase 750,000 shares of common stock for $0.50 per share exercisable over a ten year period. The loan was discounted for the relative fair value of the warrants totaling approximately $331,000 which is being recognized as interest expense over the loan term. The Company also obtained working capital through the sale of 2,583,330 shares of Common Stock for $1,445,000 during the year ended December 31, 2002.

      The Company requires substantial additional funding to support its current operations as well as development of its Drug Delivery business. The Company is exploring sale and joint venture opportunities involving its Probiotic business to obtain funds to allow the Company to focus on developing and expanding its Drug Delivery business.

      The Company is currently seeking additional debt and/or equity financing. Such financing may involve the issuance of securities with preferential rights to Company revenues and assets or debt securities collateralized by the Company’s assets. Also, the Company may sell additional shares of its stock which would have a dilutive impact on the Company’s existing shareholders. The inability to raise additional capital would require us to delay, reduce or eliminate some of our business operations, including the pursuit of licensing, strategic alliances and development of our Drug Delivery business. Such delays will adversely affect our ability to take advantage of opportunities in the Drug Delivery business, our future prospects and results of operations.

Recently Issued Accounting Standards

      The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations — reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The initial application of SFAS 145 did not have a material effect on the Company’s financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 did not have a material effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 of this Statement shall be effective for financial statements for fiscal years ending after

December 15, 2002. The initial application of SFAS 148 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The initial application of EITF 00-21 is not expected to have a material effect on the Company’s financial statements.

Significant Obligations and Commitments

	Amount
Contractual obligations	Committed	Fiscal 2003	Fiscal 2004

Long term debt	$1,225,520	$168,870	$1,056,650
Line of credit	$296,387	$296,387	—
Leases	$1,825,249	$805,861	$543,281
Total	$3,347,156	$1,271,118	$1,599,931

Outlook — Issues and Uncertainties

     Potential Sales and Earning Volatility

      The Company’s sales and earnings continue to be subject to potential volatility based upon, among other things: (i) the adverse effect of distributors’ or the Company’s failure, and allegations of their failure, to comply with applicable regulations, which have in the past and could again in the future result in the removal of certain products from sale in certain countries, either temporarily or permanently; (ii) the negative impact of changes in or interpretations of regulations that may limit or restrict the sale of certain of the Company’s products, the expansion of its operations into new markets and the introduction of its products into each such market; (iii) acquisition, consolidation or sale of key customers; (iv) the inability of the Company to introduce new products or the introduction of more products by the Company’s competitors; (v) general conditions in the nutritional supplement industry; (vi) consumer perceptions of the Company’s products and operations and (vii) the general condition and viability of key customers’ businesses which may be unrelated to any relationship between the Company and the key customer. In particular, because consumers ingest the Company’s products, the Company is highly dependent upon consumers’ perception of the safety and quality of its products. As a result, substantial negative publicity concerning one or more of the Company’s products or other nutritional supplements similar to the Company’s products could adversely affect the Company’s results of operations or financial condition.

     Dependence on Customers

      In 2002, the Company received approximately 60% of its total revenues from four customers: Rexall Sundown (23%), Supplement Sciences (20%), NBTY (10%) and Trader Joe’s (8%). The loss of any of these customers could have a materially adverse effect on the Company.

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

     Absence of Clinical Studies

      Although many of the ingredients of the Company’s products are vitamins, minerals, herbs, and other substances for which there is a long history of human consumption, some of the Company’s products contain innovative ingredients. While the Company believes all of its products to be safe when taken as directed, there is little long-term experience with human consumption of certain of these innovative product ingredients in a concentrated form. Accordingly, no assurance can be given that the Company’s products, even when used as directed, will have the effects intended. Although the Company tests the formulation and production of its products to ensure that they are safe when consumed, as directed, the Company has not sponsored clinical trials on the long-term effect of human consumption.

      With respect to the registration, approval, and commercialization of the CDT® drug delivery technology, the Company realizes that all analytic work completed to-date has involved in-vitro scientific studies and one Proof of Concept human clinical trial. Additional human clinical bioavailability and bio-equivalence trials must be conducted in order to fully validate the asset value and commercial advantages associated with U.S. Patents 6,337,091, 6,090,411 and 6,517,868. Until such clinical trials are performed, there can be no assurances that the patented CDT® technologies possess the necessary correlation between the available in-vitro analytic work and their performance in human subjects to become commercially viable technologies and products attractive to major pharmaceutical and OTC companies.

     Regulatory Risks

      In the future, the Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA, or more stringent interpretations of current laws or regulations. The Company is unable to predict the nature of such future laws, regulations or interpretations, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, and expanded documentation of the properties of certain products, or expanded or different labeling, or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company’s results of operations and financial condition.

     Potential Effect of Unfavorable Publicity

      The Company believes that the nutritional supplement, OTC, and pharmaceutical markets are affected by national media attention regarding the consumption of dietary supplements, OTC products and prescription drugs. There can be no assurance that future scientific research or publicity will be favorable to these industries or any particular product, or consistent with earlier research or publicity. Future reports of research that are perceived less favorable or that question such earlier research could have a material adverse effect on the Company. Because of the Company’s dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company’s products or any similar products distributed by other companies could have a material adverse impact on the Company. Such adverse publicity could arise even if the adverse effects associated with such products resulted from failure to consume such products as directed. In addition, the Company may not be able to counter the effects of negative publicity concerning the efficacy of its products.

     Dependence on New Products

      The Company believes its ability to grow in its existing markets is partially dependent upon its ability to introduce new and innovative products into such markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that the Company’s efforts to develop innovative new products will be successful, that customers will accept new products, or that the Company will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales over time.

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

     Dependence on Licensees

      The Company believes its ability to grow in its existing markets is in part dependent on the success of the companies which sub-license the Company’s technology. The Company has no direct or indirect control over the conduct of the licensees’ business or their operations. There is no assurance that adverse events in the licensees’ businesses would not negatively affect the Company.

     Dependence on Intellectual Property

      The Company’s success will depend; in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others or having others infringe our rights. The Company has filed and is actively pursuing patent applications in the US and other jurisdictions. The patent positions of pharmaceutical, nutraceutical, and bio-pharmaceutical firms, including the Company’s, is uncertain and involves complex legal and factual questions for which important legal issues are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. There can be no assurance that any of our patent applications will result in the issuance of patents, that the Company will be able to develop additional proprietary products and processes that are patentable, that patents issued to the Company will provide adequate protection or any competitive advantages, that such patents will not be successfully challenged by third parties, that the patents of others will not impede our or our collaborators ability to commercialize the technology.

      Part of the Company’s intellectual property is in the form of trade secrets and know-how and may not be protected by patents. There can be no assurance that we will be able to protect our trade secrets. To help protect the Company’s rights, we require employees, consultants, advisors, and collaborators to enter into confidentiality agreements. There can be no insurance that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure.

Item 7.     Financial Statements

      See “Financial Statements and Notes to Financial Statements” set forth on pages F-1 through F-16 of this Annual Report on Form 10-KSB.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The Company will file a definitive proxy statement (“Proxy Statement”) relating to its 2003 Annual Meeting of Shareholders pursuant to and in accordance with section 240.14a-101 within 120 days after the end of the fiscal year covered by this form. The information required by this item is incorporated by reference to the Proxy Statement under the headings “Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 10.     Executive Compensation

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation” and “Director Compensation.”

Item 11.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 12.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

Item 13.     Exhibits and Reports on Form 8-K

      (a) Exhibits: The following exhibits are filed as part of this report:

Exhibit
Number	Description

3.1	Certificate of Incorporation as amended on July 31, 2002(5)
3.2	Amended Bylaws(4)
10.1	Central Soya Company Licensing Voting Agreement(1)
10.2	Building Lease — 8340 154th Avenue NE, Redmond, WA (Corporate headquarters/ manufacturing facility)(1)
10.3	Building Lease — 14810 NE 95th St., Redmond, WA(1)
10.4	Building Lease — 1420 Overlook Drive, Lafayette, CO (Tableting, encapsulating, bottling plant)(1)
10.5	Building Lease — 1420 Overlook Drive, Lafayette, CO (Remainder of building for additional tableting, encapsulating, bottling and warehouse)(1)
10.6	Building Lease — 1400 Overlook Drive, Lafayette, CO (Warehouse)(1)
10.7	Employment Agreement with William D. St. John(1)
10.8	Stock Option Plan(1)
10.9	Building Lease — 1400 and 1420 Overlook Drive, Lafayette, CO (Tableting, encapsulation, bottling plant and warehouse) (Supersedes Exhibits 10.4, 10.5 and 10.6)(2)
10.11	Rexall Showcase Agreement(2)
10.12	Building Lease — 9625 153rd Avenue NE, Redmond, WA (Manufacturing Facility)(3)

Exhibit
Number	Description

10.13	Promissory Note to Clyde Berg in the principal amount of $1 million together with related Security Agreement and Warrant Agreement dated September 30, 2002(6)
10.14	Loan and Security Agreement between the Company and Access Business Finance LLC dated as of April 30, 2002(6)
10.15	Exclusive Patent License Agreement with Archer-Daniels-Midland Company
10.16	Letter Agreement between the Company and Dunsford Hill Capital Partners
23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants
24.1	Power of Attorney of Herbert L. Lucas
24.2	Power of Attorney of Randall Caudill
24.3	Power of Attorney of Daniel B. Ward
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form 10-SB (Reg. No. 000-24693) filed by the Company on July 27, 1998.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement on Form 10-SB (Reg. No. 000-24693) filed by the Company on March 25, 1999.

(3)	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2000.

(4)	Incorporated by reference to Registrant’s Form 10-KSB for the fiscal year ended December 31, 2001

(5)	Incorporated by reference to Registrant’s Form 10-QSB for the quarterly period ending June 30, 2002.

(6)	Incorporated by reference to Registrant’s Form 10-QSB for the quarterly period ending September 30, 2002

(b)	Reports on Form 8-K: The Company filed Reports on Form 8-K dated October 1, 2002 and November 1, 2002 reporting information under Item 5.

Item 14.     Controls and Procedures

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

SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

By:	/s/ DAVID T. HOWARD

David T. Howard
President, Chief Executive Officer

March 29, 2003

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID T. HOWARD David T. Howard	President, Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2003

By:	/s/ STEVEN H. MOGER Steven H. Moger	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2003

By:	*/s/ HERBERT L. LUCAS Herbert L. Lucas	Director	March 29, 2003

By:	*/s/ RANDALL CAUDILL Randall Caudill	Director	March 29, 2003

By:	*/s/ DANIEL B. WARD Daniel B. Ward	Director	March 29, 2003

*By:	/s/ DAVID T. HOWARD	Attorney-In-Fact	March 29, 2003

CERTIFICATION

I, David T. Howard, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of SCOLR, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID T. HOWARD ______________________________________ David T. Howard

President, Chief Executive Officer
(Principal Executive Officer)

March 28, 2003

CERTIFICATION

I, Steven H. Moger, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of SCOLR, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ STEVEN H. MOGER

Steven H. Moger
President, Chief Executive Officer
(Principal Executive Officer)

March 28, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

SCOLR, Inc.

      We have audited the accompanying balance sheets of SCOLR, Inc. (a Delaware Corporation) as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of SCOLR, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a loss of $2,557,328 during the year ended December 31, 2002, and has an accumulated deficit of $12,830,343. These factors, among others, as discussed in note B to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON,LLP

Seattle, Washington

February 14, 2003

SCOLR, INC.

BALANCE SHEETS

ASSETS

	December 31,

	2002	2001

CURRENT ASSETS
Cash	$257,382	$93,082
Accounts receivable, less allowance for doubtful accounts of $12,524 and $0, respectively	486,417	974,840
Current portion of notes receivable	166,154	184,490
Inventories	493,541	745,098
Prepaid expenses	242,272	163,956

Total current assets	1,645,766	2,161,466
PROPERTY AND EQUIPMENT — net	1,494,315	1,706,977
OTHER ASSETS
Intangible assets — net	818,371	853,681
Noncurrent portion of notes receivable	55,385	221,539

	$4,013,837	$4,943,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$296,387	$1,118,282
Current maturities of long-term obligations	168,870	255,030
Current maturities of capital lease obligations	215,347	221,267
Accounts payable — trade	782,385	728,117
Accrued liabilities	124,645	147,773
Deferred revenue	100,000	250,000

Total current liabilities	1,687,634	2,720,469
LONG-TERM OBLIGATIONS, less current maturities	56,650	209,363
CAPITAL LEASE OBLIGATIONS, less current maturities	327,273	433,636
SHAREHOLDER LOAN PAYABLE, less discount on debt of $289,627	710,373	—
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 30,000,000 shares, $.001 par value	21,199	18,008
Additional contributed capital	14,041,051	11,871,184
Accumulated other comprehensive income	—	(35,982)
Stock subscription	—	120,000
Subscription receivable	—	(120,000)
Accumulated deficit	(12,830,343)	(10,273,015)

Total stockholders’ equity	1,231,907	1,580,195

	$4,013,837	$4,943,663

The accompanying notes are an integral part of these financial statements.

SCOLR, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001

Net revenues	$6,514,243	$8,190,500
Cost of revenues	5,136,609	6,536,713

Gross profit	1,377,634	1,653,787
Operating expenses
Marketing and selling	372,722	589,823
Research and development	540,826	420,542
General and administrative	2,470,292	1,849,158

	3,383,840	2,859,523

Operating loss	(2,006,206)	(1,205,736)
Other income (expense)
Interest expense	(328,923)	(324,484)
Severance costs	(159,152)	(306,436)
D-GLUCARATETM agreement	—	480,614
Micro-Cell/ COBACTIN® agreement	—	750,000
Other	(63,047)	33,000

	(551,112)	632,694

NET LOSS	$(2,557,328)	$(573,042)

Net loss per share	$(0.13)	$(0.03)

Net loss per share assuming dilution	$(0.13)	$(0.03)

The accompanying notes are an integral part of these financial statements.

SCOLR, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002 and 2001

	Common Stock		Additional	Accumulated
			Contributed	Other Comprehensive	Stock	Subscription	Accumulated
	Shares	Amount	Capital	Income	Subscription	Receivable	Deficit	Total

Balance at January 1, 2001	17,803,289	$17,803	$11,791,389	$(32,285)	$—	$—	$(9,699,973)	$2,076,934
Issuance of common stock for cash	205,000	205	79,795	—	—	—	—	80,000
Unrealized losses on available-for-sale security	—	—	—	(3,697)	—	—	—	(3,697)
Issuance of subscription agreement for note receivable	—	—	—	—	120,000	(120,000)	—	—
Net loss for the year	—	—	—	—	—	—	(573,042)	(573,042)

Balance at December 31, 2001	18,008,289	18,008	11,871,184	(35,982)	120,000	(120,000)	(10,273,015)	1,580,195
Issuance of common stock for cash, net of fees of $4,963	2,890,658	2,891	1,574,040	—	—	—	—	1,576,931
Impairment of available for sale security	—	—	—	35,982	—	—	—	35,982
Fair value of warrants issued with debt	—	—	331,002	—	—	—	—	331,002
Fair value of warrants issued for services	—	—	145,125	—	—	—	—	145,125
Issuance of common stock for stock subscription and note receivable exchanged for services	300,000	300	119,700	—	(120,000)	120,000	—	120,000
Net loss for the year	—	—	—	—	—	—	(2,557,328)	(2,557,328)

Balance at December 31, 2002	21,198,947	$21,199	$14,041,051	$—	$—	$—	$(12,830,343)	$1,231,907

The accompanying notes are an integral part of this financial statement.

SCOLR, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001

Increase (Decrease) in Cash
Cash flows from operating activities:
Net loss	$(2,557,328)	$(573,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	489,300	461,505
Amortization of discount on debt	41,375	—
Loss on sale of equipment	38,045	—
Settlement of accounts payable	—	(83,160)
Warrants and common stock granted for services	265,125	—
Impairment of available-for-sale security	35,982	—
Changes in assets and liabilities
Accounts receivable	488,423	489,552
Notes receivable	184,490	(394,470)
Inventories	251,557	588,879
Prepaid expenses	(78,316)	(60,293)
Accounts payable	54,268	(26,549)
Accrued liabilities and deferred revenue	(173,128)	282,596

Net cash provided by (used in) operating activities	(960,207)	685,018

Cash flows from investing activities:
Proceeds from sale of equipment	49,504	—
Purchase of equipment and furniture	(44,170)	(45,249)
Patent and technology rights expenditures	(154,140)	(212,753)

Net cash used in investing activities	(148,806)	(258,002)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(606,663)	(549,587)
Proceeds from long-term obligations	124,940	103,630
Proceeds from shareholder loan payable	1,000,000	—
Net payments on line of credit	(821,895)	(66,218)
Net proceeds from issuance of common stock, net of costs	1,576,931	80,000

Net cash provided by (used in) financing activities	1,273,313	(432,175)

Net increase (decrease) in cash	164,300	(5,159)
Cash at beginning of year	93,082	98,241

Cash at end of year	$257,382	$93,082

Cash paid during the year for:
Interest	$287,548	$324,484

Noncash investing and financing activities:
Additions to equipment under capital lease obligations	$130,567	$77,539
Issuance of subscription agreement for note receivable	$—	$120,000
Issuance of warrants in conjunction with debt	$331,002	$—
Issuance of common stock for stock subscription	$120,000	$—

The accompanying notes are an integral part of these financial statements.

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note A — Summary of Significant Accounting Policies

      SCOLR, Inc. (the Company) is a biopharmaceutical company that develops and manufactures pharmaceutical, over-the-counter, and nutritional products. SCOLR is active in two marketplaces: controlled delivery technologies and nutraceuticals; including dietary supplements, probiotics, and specialty food ingredients. The Company uses its patented CDT® controlled delivery technologies to develop products and license technology to pharmaceutical and nutritional product companies. The Company also manufactures and packages probiotics, develops proprietary nutritional product formulations, and offers specialty nutraceutical ingredients, including several that utilize CDT® technologies. The Company’s customers are located throughout the United States.

      A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.	Accounts Receivable

      The majority of the Company’s accounts receivable are due from companies in the human and agricultural nutraceutical industries. Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts if considered necessary. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

2.	Inventories

      Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. The Company has established an allowance for potentially obsolete and slow moving items.

3.	Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased property under capital leases is amortized over the service lives of the assets as the leases substantially transfer ownership and have bargain purchase options. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes. The estimated useful lives in determining depreciation and amortization are as follows:

Furniture and fixtures	3-5years
Machinery and equipment	3-10years
Leasehold improvements	3 years
Machinery and equipment under capital leases	3-10years

      The Company uses accelerated depreciation methods for tax purposes.

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets

      Intangible assets include capitalized technical and product rights, patents and trademarks. Technical and product rights and patents and trademarks are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. The Company evaluates its technical and product rights and patents and trademarks annually to determine potential impairment by examining the carrying amount of the assets to determine if the carrying amount is recoverable, and by comparing the carrying amount to the assets fair market value.

5.	Revenue Recognition

      The Company generates revenue from technology licenses, collaborative research and development arrangements, and cost reimbursement contracts. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed technology license fees, technology access fees, and various milestone and future product royalty payments. Revenues from license fees, option fees and up-front payments, which are received in connection with other rights or services that represent continuing obligations of the Company, are recognized systematically over the period that the fees or payments are earned. Revenues from milestone payments representing completion of separate and substantive earnings processes are recognized when the milestone is achieved and amounts are due and payable. Revenues from royalties are received from related and third parties for sales of products that include technology developed or licensed by the Company. Revenues are recognized when due and amounts are considered collectible. Revenue from the sale of nutraceutical products is recognized upon shipment to the customer.

6.	Research and Development Costs

      All expenditures for research and development are expensed in the year incurred.

7.	Other Comprehensive Income (Loss)

      Other comprehensive income (loss) includes unrealized losses on an equity security classified as available-for-sale. Available for sale securities are reported at fair value, based on quoted market prices, with the net unrealized gains or losses reported as other comprehensive income or loss in stockholders’ equity. During 2002, the Company determined that a security classified as available for sale suffered a decline in fair value, which is other than temporary. The Company wrote the security down to its estimated fair value and recognized a $35,982 loss. The loss is included in other expense in the Statement of Operations for the year ended December 31, 2002.

8.	Earnings (loss) per share

      Basic earnings (loss) per share are based on the weighted average number of shares outstanding during the year and income available to common shareholders. Earnings (loss) per share assuming dilution are based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic earnings (loss) per share were 20,124,161 and 17,803,851 for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, there were 3,257,105 shares of potentially issuable common stock. Because of the net loss for the year ended December 31, 2002, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 using the assumptions described in Note R to its stock-based awards.

	2002	2001

Net loss, as reported	$(2,557,328)	$(573,042)
Total stock-based compensation expense determined under fair-value-based method	(127,091)	$(127,592)
Pro forma net loss	$(2,684,419)	$(700,634)
Net loss per share as reported	$(0.13)	$(0.03)
Pro forma net loss per share	$(0.13)	$(0.04)

9.	Stock-Based Compensation

      The Company has a stock-based employee compensation plan, which are described more fully in note R. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Because the exercise price of the Company’s common stock options equals the market price of the underlying stock on the date of the grant, no corresponding compensation expense has been recognized.

10.	Use of Estimates

      In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

11.	Reclassifications

      Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

12.	New Accounting Pronouncements

      The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, “Reporting the Results of Operations — reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The initial application of SFAS 145 did not have a material effect on the Company’s financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 did not have a material effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The initial application of SFAS 148 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The initial application of EITF 00-21 is not expected to have a material effect on the Company’s financial statements.

Note B — Management Plans

      The Company has $257,382 of cash at December 31, 2002, used cash from operations of $960,207, and has a net loss of $2,557,328 for the year ended December 31, 2002. The Company’s current liabilities exceed its current assets, resulting in a working capital deficit of $41,868 as of December 31, 2002. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

      During 2002, the Company raised approximately $1,580,000 in a private placement of securities and received $1,000,000 loan from a shareholder. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through private equity or debt financing. There can be no assurance that such funding will be available on acceptable terms, if at all. The Company’s inability to raise capital in the near future would require the Company to reduce or eliminate substantial parts of its operations.

Note C — Accounts Receivable

      Accounts receivable consist of the following at December 31:

	2002	2001

Trade receivables	$498,941	$974,840
Less allowance for doubtful receivables	(12,524)	—

Net receivables	$486,417	$974,840

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Changes in the Company’s allowance for doubtful accounts are as follows at December 31:

	2002	2001

Beginning Balance	$—	$5,312
Bad debt expense	18,051	103,027
Accounts written-off	(5,527)	(108,339)

Ending Balance	$12,524	$—

Note D — Notes Receivable

      Notes receivable consist of the following at December 31:

	2002	2001

Note receivable for D-GLUCARATETM agreement; with monthly payments of $13,846 through April 2004	$221,539	$400,000
Other	—	6,029

	221,539	406,029
Less current portion	166,154	184,490

	$55,385	$221,539

      Aggregate maturities of notes receivable are as follows:

Year Ending December 31,

2003	$166,154
2004	55,385

Total	$221,539

Note E — Inventories

      Inventories consist of the following at December 31:

	2002	2001

Raw materials	$270,165	$698,801
Work in progress	206,386	388,427
Finished goods	52,467	115,169

	529,018	1,202,397
Less allowance for obsolete and slow moving items	35,477	457,299

	$493,541	$745,098

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note F — Property and Equipment

      Property and equipment consist of the following at December 31:

	2002	2001

Furniture and fixtures	$70,129	$62,843
Machinery and equipment	2,104,984	1,890,873
Leasehold improvements	71,962	71,961
Machinery and equipment under capital leases	966,278	1,347,877

	3,213,353	3,373,554
Less accumulated depreciation and amortization	1,437,172	1,305,893
Less accumulated amortization of machinery and equipment under capital leases	281,866	360,684

	$1,494,315	$1,706,977

Note G — Intangible Assets

      Intangible assets consist of the following at December 31:

	2002	2001

Technical and product rights	$2,237,444	$2,237,444
Patents and trademarks	899,528	745,386

	3,136,972	2,982,830
Less accumulated amortization	2,318,600	2,129,149

	$818,371	$853,681

Note H — Line of Credit

      In December 2001, the bank with which the Company had a $1,600,000 line of credit agreement informed the Company it would not renew the line of credit expiring in May 2002. As a result, on April 30, 2002, the Company entered into a new secured line of credit agreement for a term of one year with a borrowing base equal to the lesser of 90% of eligible trade receivables or $1,100,000, bearing interest at the rate of prime plus 8% (12.25% at December 31, 2002). The line of credit is collateralized by the Company’s assets, including accounts receivable, inventories and equipment and expires on April 30, 2003. At December 31, 2002, the available credit under the line of credit agreement was approximately $96,000.

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note I — Long-Term Obligations

      Long-term obligations consist of the following at December 31:

	2002	2001

Notes payable for equipment; with monthly installments totaling $13,801, including 16.4% interest; collateralized by production equipment; due in 2003	$96,707	$232,988
Notes payable to third party for leasehold improvement advance, payable in 34 monthly installments of $3,695 including 15.5% interest, due in 2004	75,856	105,882
Note payable to a third party for payment of legal settlement; payable in 36 monthly installments of $5,000 beginning April 3, 2000; no stated interest rate	10,000	70,000
Note payable to a third party; with monthly installments of $1,643, including interest at 12.7%; collateralized by equipment; due in 2004	26,800	42,046
Other notes payable	16,157	13,477

	225,520	464,393
Less current maturities	168,870	255,030

	$56,650	$209,363

      Aggregate maturities of long-term obligations are as follows:

Year Ending December 31,

2003	$168,870
2004	56,650

$225,520

Note J — Shareholder Loan Payable and Warrant Issuance

      On September 30, 2002, the Company received a $1,000,000 secured loan from an existing shareholder. The loan is due on September 30, 2004 and bears interest at a rate of 8% which is due monthly beginning November 1, 2002. The loan is secured by substantially all of the assets of the Company. In conjunction with the loan, the Company granted warrants to purchase 750,000 shares of common stock at $0.50 per share exercisable for ten years. The loan was discounted for the relative fair value of the warrants totaling approximately $331,000, which is being recognized as interest expense over the loan term. The fair value of warrants was determined using the Black-Scholes option-pricing model with the following assumptions: volatility of 79%, risk-free interest rate of 3%, expected life of ten years and 0% dividend yield. At December 31, 2002, the balance of the loan was $710,373, net of a discount of $289,627. Interest expense recognized from the amortization of the discount during the year ended December 31, 2002 is $41,375.

Note K — Lease Obligations

      The Company conducts a substantial portion of its operations utilizing leased manufacturing and office facilities, expiring through 2006. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expense applicable to leased premises. The Company also leases machinery and equipment under capital leases expiring through 2006.

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a schedule by years of future minimum lease payments together with the present value of the minimum payments under capital and operating leases as of December 31, 2002:

	Capital	Operating
Year Ending December 31,	Leases	Leases

2003	$282,963	$522,898
2004	245,753	297,528
2005	121,758	216,153
2006	9,254	128,942

Future minimum lease payments	659,728	$1,165,521

Less amount representing interest	117,108

Present value of minimum lease payments	$542,620

Current maturities	$215,347
Long-term maturities	327,273

	$542,620

      Rent expense for leased facilities and equipment was $708,284 and $734,474 for the years ended December 31, 2002 and 2001, respectively.

Note L — Income Taxes

      The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

      The income tax provision reconciled to the tax computed at the statutory federal rate was approximately as follows at December 31:

	2002	2001

Tax benefit at statutory rate	$(869,500)	$(194,800)
Permanent differences	2,400	5,300
Expiration of net operating losses and credits	400,500	520,400
Increase (decrease) in valuation allowance	466,600	(330,900)

	$—	$—

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities consist of the approximately following at December 31:

	2002	2001

Current asset, net
Inventory and accounts receivable reserves	$16,300	$155,500
Other accrued liabilities	29,100	51,900
Other	12,200	—
Warrants issued for services and interest	63,400	—
Less valuation allowance	(121,000)	(207,400)

	$—	$—

Non-current asset, net
Net operating loss carry forwards	$2,060,400	$1,503,600
Depreciation and amortization	(144,600)	(174,900)
Other tax credits	2,600	36,700
Less valuation allowance	(1,918,400)	(1,365,400)

	$—	$—

      The Company has established a valuation allowance of $2,039,400 and $1,572,800 as of December 31, 2002 and 2001, respectively, due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets.

      At December 31, 2002, an operating loss carryforward of approximately $6,060,000 expiring through 2022 is available to offset future taxable income. Net operating loss carryforwards of approximately $1,077,000 and $1,371,700 expired during 2002 and 2001, respectively. Investment tax credits and research and experimentation tax credits totaling $2,500 expiring through 2003 are also available. Tax credits of approximately $34,200 and $54,100 expired during 2002 and 2001, respectively. If ownership changes should occur, there may be certain limitations on the use of these carryforwards, as defined by Internal Revenue Code Section 382.

Note M — Separation Agreement

      The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001 and effective as of January 15, 2001. At December 31, 2002 and 2001, the Company recorded severance costs totaling $159,152 and $306,436, respectively.

      Under this agreement the Company is to pay the former Chief Scientific Officer $12,500 a month through January 15, 2004. If this individual earns an income during the three-year period from January 15, 2001 through January 15, 2004, then the amounts earned will offset payments due him. For the first twelve months of the agreement, no amounts offset the monthly payments. Beginning with the period ended January 15, 2002 and for each twelve-month period thereafter, the former Chief Scientific Officer is to provide the Company with an accounting of income earned during the preceding twelve months. The amount earned will then be used to offset future payments. As future payments are contingent upon the earnings of this individual, no liability has been established at December 31, 2002 for the preceding twelve months.

Note N — D-GlucarateTM Agreement

      On September 19, 2001, the Company entered into an agreement with its licensor of patented calcium D-GLUCARATETM. Under the terms of the agreement, the Company will discontinue all sales, marketing,

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and distribution activities related to Calcium D-GLUCARATETM. In return, the Company received a $400,000 non-interest bearing note receivable and the forgiveness of certain accounts payable totaling $83,160. As a result of this transaction, the Company recognized income of $480,614 for the year ended December 31, 2001, which is included in other income in the Statement of Operations. The first payment of $40,000 under the note receivable was paid in February 2002, and monthly payments of $13,846 will be due thereafter through April 2004.

Note O — Micro-Cell®/ Cobactin® Agreement

      On December 4, 2001, the Company entered into an agreement with Biotal, Inc. (Biotal) and Danstar Ferment AG (Danstar) whereby the Company assigned to Danstar its rights and obligations under the Product Marketing and Manufacturing Agreement dated August 19, 1999 between the Company and Biotal. Under the terms of the new agreement, the Company sold its rights to produce Micro-Cell® microbial beef feed additive. The Company retains the intellectual property rights and production of its Cobactin® microbial feed additive product, while Biotal will have the exclusive rights to distribute the product. In accordance with the agreement, the Company received a $750,000 payment, which is included in other income in the Statement of Operations for the year ended December 31, 2001.

Note P — Technical Rights, Patent License and Royalty Agreements

      During 2001, the Company amended its 2000 agreement with Temple University (Temple) to obtain exclusive worldwide license of licensed products, with the right to sublicense. Under the terms of the agreements with Temple, the Company is required to make minimum annual royalty payments totaling $55,000.

      Under a technical and product rights agreement from a limited partnership, which has now been dissolved, the Company has full and exclusive rights, title and interest to use and market products developed from the Feed Additives agreement. Under the Feed Additives agreement, the Company is required to make royalty payments to the former partners of the Feed partnership on sales of Feed Additives until December 31, 2010. During 2002 and 2001, royalty expense for Feed Additives amounted to $64,929 and $38,423, respectively. In February 2003, the Company sold it feed additive product line to a third party for $230,000. The assets included inventories and intellectual property of the feed additive product line.

      On March 25, 2002, the Company entered into an Exclusive Patent License Agreement with Archer-Daniels-Midland Company (ADM). Under the terms of the agreement, the Company will grant ADM an exclusive license to manufacture, use, sell and offer to sell products covered by certain patents owned by the Company. ADM will pay the Company a running royalty on a quarterly basis. During the year ended December 31, 2002, the Company realized $54,000 in contract revenue relating to this agreement.

Note Q — Retirement Plan

      The Company has a defined contribution 401(k) retirement plan (the Plan) which covers all employees. The Company will match 25% of employee contributions, up to 8% of employee contributions. The Company contributed $21,740 and $12,269 to the Plan for the years ended December 31, 2002 and 2001, respectively.

Note R — Stock Options

      Under the terms of the Company’s 1995 Stock Option Plan, officers, directors, employees and others related to the Company may be granted incentive stock options or nonqualified stock options to purchase up to an authorized 4,000,000 shares of common stock. The options are generally granted at exercise prices equal to the market value of the Company’s common stock on the date of the grant. The options generally vest over three years and expire ten years from date of grant.

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company applies Accounting Principles Boards Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans and generally does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company’s net loss would change to the pro forma amounts indicated below:

	2002	2001

Net loss
As reported	$(2,557,328)	$(573,042)
Pro forma	$(2,684,419)	$(700,634)
Net loss per share
As reported	$(0.13)	$(0.03)
Pro forma	$(0.13)	$(0.04)

      The fair value of option grants is estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31:

	2002	2001

Expected volatility	83%	88%
Expected dividend yield	0%	0%
Risk-free interest rate	3%	5.0%
Expected life	10.0 years	7.0 years

      A summary of the Company’s stock option plan’s activity is as follows:

	2002		2001

		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of year	3,490,583	$.67	2,740,601	$0.71
Granted	246,802	1.06	916,840	0.59
Exercised	(307,328)	.43	—	—
Forfeited	(922,382)	.85	(166,858)	0.76

Outstanding at end of year	2,507,675	$.68	3,490,583	$0.67

Options exercisable at end of year	1,552,050	$.65	2,078,197	$0.72

Weighted-average fair value of options granted during the year		$.88		$0.48

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following is a summary of stock options outstanding at December 31, 2002:

	Options Outstanding

		Weighted-Average
	Number	Remaining	Number of Options
Exercise Price	Outstanding	Contractual Life	Exercisable

$0.25 - $0.78	1,876,705	7.32	1,083,065
$0.80 - $1.25	630,970	5.45	468,985

	2,507,675		1,552,050

Note S — Warrants

      The Company has the following warrants outstanding to purchase common stock at December 31, 2002:

Warrants issued in conjunction with financing costs whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50, expiring September 2012	750,000
Warrants issued in conjunction with services received whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.50, expiring December 2007	82,000
Warrants issued in conjunction with services received whereby one warrant entitles the holder to purchase one share of common stock at an exercise price of $0.81, expiring December 2007	85,000

917,000

Note T — Major Customers and Concentration of Credit Risk

      In 2002, the Company had sales to three customers, which accounted for approximately 23%, 20%, and 10% of net revenues. In 2001, the Company had sales to three customers, which accounted for 16%, 15%, and 12% of net revenues. The Company does not require its receivables to be collateralized; as such the Company’s receivables are unsecured.

Note U — Contingencies

      In 2001, the Company was engaged in a lawsuit for wrongful termination of a former employee. On September 20, 2001, the lawsuit was dismissed by the Equal Opportunity Commission. The former employee may pursue his claim through normal litigation channels; however, in the opinion of management, based upon advice of legal counsel, no further pursuit of this claim is expected to occur.

Note V — Private Placement

      In November 2001, the Board of Directors authorized the sale of up to 2,000,000 shares of the Company’s common stock in a private placement. In April 2002, the board authorized the sale of an additional 833,333 shares of common stock in the private placement.

      The Company sold 2,583,330 shares of common stock for approximately $1,445,000 relating to the private placement. The Company sold 205,000 shares to a related party for $80,000 prior to December 31, 2001.

      The Company entered into a one year consulting agreement effective December 1, 2001 with an investor relations company to increase investment community awareness of the Company for a monthly fee of $7,500. As part of this arrangement, the owner of the investor relations company agreed to purchase 300,000 shares of

SCOLR, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

unregistered common stock at $0.40 per share. The shares were paid for with a note totaling $120,000, which accrued interest at 5.0% and was due on the later of December 1, 2002 or at the time the purchased shares are publicly saleable. As of December 31, 2001, the Company had not issued the 300,000 shares of common stock; accordingly, the Company had recorded a stock subscription for the shares totaling $120,000 at December 31, 2001.

      In 2002, the Company cancelled the note receivable totaling $120,000 and all accrued unpaid interest for services and issued the 300,000 shares of common stock in satisfaction of certain obligations to the Company’s investor relations firm. In addition, the Company issued 85,000 and 82,000 warrants to purchase common stock at an exercise price of $0.81 and $0.50, respectively. The fair value of warrants totaling $145,125 was recorded in the Statement of Operations and was determined using the Black-Scholes option-pricing model with the following assumptions: volatility of 81%, risk-free interest rate of 3%, expected life of five years and 0% dividend yield.