Form 10QSB
period 2003-03-31
SCOLR INC
filed 2003-05-15
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of issuer’s common stock outstanding as of May 15, 2003: 21,213,114

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II: OTHER INFORMATION
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
Exhibit 10.1
Exhibit 11.1
Exhibit 99.1
Exhibit 99.2

SCOLR, INC.
FORM 10-QSB

PART I:	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002	1
	Statements of Operations for the three month periods ended March 31, 2003 and March 31, 2002 (unaudited)	2
	Statements of Cash Flows for the three month periods ended March 31, 2003 and March 31, 2002 (unaudited)	3
	Notes to Financial Statements	4
Item 2.	Management’s Discussion and Analysis or Plan of Operation	6
Item 3.	Controls and Procedures	9
PART II	OTHER INFORMATION	9
Item 2.	Changes in Securities	9
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11
Certifications		12
Exhibit Index		14
Exhibit 10.1
Exhibit 10.2
Exhibit 11.1
Exhibit 99.1
Exhibit 99.2

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR, Inc.

BALANCE SHEETS

ASSETS

	March 31, 2003	December 31, 2002
	(Unaudited)	(As Restated)

CURRENT ASSETS
Cash	$51,369	$257,382
Accounts receivable, less allowance for doubtful accounts of $0 and $12,524, respectively	936,930	486,417
Current portion of notes receivable	266,154	166,154
Inventories, net	598,263	493,541
Prepaid expenses	184,276	138,448

Total current assets	2,036,992	1,541,942
PROPERTY AND EQUIPMENT — net	1,421,807	1,494,315
OTHER ASSETS
Intangible assets — net	743,006	818,371
Noncurrent portion of notes receivable	13,846	55,385

	$4,215,651	$3,910,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$467,648	$296,387
Current maturities of long-term obligations	113,158	168,870
Current maturities of capital lease obligations	227,447	215,347
Accounts payable — trade	1,087,401	782,385
Accrued liabilities	222,656	124,645
Deferred revenue	287,232	100,000

Total current liabilities	2,405,542	1,687,634
LONG-TERM OBLIGATIONS, less current maturities	36,036	56,650
CAPITAL LEASE OBLIGATIONS, less current maturities	261,371	327,273
STOCKHOLDER LOAN PAYABLE, less discount on debt of $248,252 and $289,627, respectively	751,748	710,373
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value	21,199	21,199
Additional contributed capital	14,041,051	14,041,051
Accumulated deficit	(13,301,296)	(12,934,167)

Total stockholders’ equity	760,954	1,128,083

	$4,215,651	$3,910,013

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,

	2003	2002

Net revenues	$1,705,261	$1,434,033
Cost of revenues	1,108,325	1,116,164

Gross profit	596,936	317,869
Operating expenses
Marketing and selling	84,898	93,964
Research and development	72,080	80,400
General and administrative	541,886	553,950

	698,864	728,314

Operating loss	(101,928)	(410,445)
Other income (expense)
Interest expense	(117,153)	(66,079)
Severance costs	(157,448)	(159,152)
Other	9,400	(40,352)

	(265,201)	(265,583)

NET LOSS	$(367,129)	$(676,028)

Net loss per share	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.

STATEMENTS OF CASH FLOWS

Three Months ended March 31,

	2003	2002

Increase (Decrease) in Cash
Cash flows from operating activities:
Net loss	$(367,129)	$(676,028)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	119,280	118,593
Amortization of discount on debt	41,375	—
Gain on sale of intangible assets	(5,670)	—
Allowance for uncollectible note receivable	—	5,528
Impairment of available-for-sale security	—	36,190
Changes in assets and liabilities
Accounts receivable	(450,513)	(90,011)
Notes receivable	(58,461)	66,193
Inventories	(106,741)	(111,459)
Prepaid expenses	(45,828)	(14,052)
Accounts payable	305,016	(63,750)
Accrued liabilities and deferred revenue	285,243	78,762

Net cash used in operating activities	(283,428)	(650,034)

Cash flows from investing activities:
Proceeds from sale of intangible assets	130,000	—
Purchase of equipment and furniture	—	(34,205)
Patent and technology rights expenditures	(93,718)	(31,173)

Net cash provided by (used in) investing activities	36,282	(65,378)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(130,128)	(128,226)
Net borrowings on line of credit	171,261	65,000
Net proceeds from issuance of common stock, net of costs	—	724,796

Net cash provided by financing activities	41,133	661,570

Net decrease in cash	(206,013)	(53,842)
Cash at beginning of period	257,382	93,082

Cash at end of period	$51,369	$39,240

Cash paid during the year for:
Interest	$75,971	$66,079

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended December 31, 2002.

NOTE 2 — INVENTORIES

Inventories are stated at lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	March 31,
	2003	December 31,
	(unaudited)	2002

Raw materials	$251,514	$270,165
Work in progress	194,829	206,386
Finished goods	187,523	52,467

	633,866	529,018
Less allowance for obsolete and slow moving items	35,603	35,477

	$598,263	$493,541

NOTE 3 — SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001 and effective as of January 15, 2001. For the quarter ended March 31, 2003 and 2002, the Company recorded severance costs totaling $157,448 and $159,152, respectively.

NOTE 4 — SALE OF PRODUCT LINE AND RELATED INTANGIBLE ASSETS

In February 2003, the Company sold its feed additive product line for $230,000, net of certain royalties, to a third party for $130,000 cash payment and an executed purchase order of inventory for the remaining $100,000. The assets sold included inventories of $2,019 and related intellectual property of $122,311 resulting in a net gain of $5,670.

NOTE 5 — STOCK OPTIONS

The Company has stock-based employee compensation plans. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Because the exercise price of the Company’s common stock options equals the market price of the underlying stock on the date of the grant, no corresponding compensation expense has been recognized.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards for the periods ended March 31:

	2003	2002

Net loss, as reported	$(367,129)	$(676,028)
Total stock-based compensation expense determined under fair-value-based method	$(30,652)	$(31,773)
Pro forma net loss	$(397,781)	$(707,801)
Net loss per share as reported	$(0.02)	$(0.04)
Pro forma net loss per share	$(0.02)	$(0.04)

NOTE 6 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Earnings (loss) per share assuming dilution are based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic earnings (loss) per share were 21,198,947 and 19,087,289 for the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003, there were 3,424,675 shares of potentially issuable common stock. Because of the net loss for the quarters ended March 31, 2003 and 2002, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 7 — SUBSEQUENT EVENT

As described in Part 1, Item 2, “Management’s Discussion & Analysis and Plan of Operations-Liquidity and Capital Resources”, in transactions completed between April 30, 2003 and May 6, 2003 the Company issued $550,000 of subordinated notes to a group of accredited investors, (as defined in Rule 501 under Regulation D) including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such subordinated notes. The sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Section 4(2) of such Act. In conjunction with the sale of these notes the Company granted warrants to purchase 235,722 shares of the Company’s common stock (including 32,144 warrants granted to Mr. Lucas) at $1.11 per share exercisable for three years. The warrants include registration rights requiring the Company to register the underlying shares of common stock with the Securities and Exchange Commission by December 31, 2003. In the event that the registration is not completed by December 31, 2003, the Company may be subject to certain penalties.

The subordinated notes mature on the earliest of (i) July 9, 2003, (ii) the sale or disposition of the Company, or for consideration of at least $1,250,000, any portion of the Company’s business, or (iii) the completion of any debt or equity financing resulting in gross proceeds of at least $1,000,000. The notes are unsecured and do not accrue interest until maturity. After maturity, the notes accrue interest at the rate of 2% per month.

The proceeds of the financing will be used for general corporate purposes. For placement services associated with the financing, the Company paid Taglich Brothers, Inc. a fee of $23,750 and issued warrants to purchase up to 20,357 shares of the Company’s common stock at $1.11 per share exercisable for three years.

NOTE 8 — MANAGEMENT PLANS

The Company has $51,369 of cash at March 31, 2003, used cash from operations of $283,428, and has a net loss of $367,129 for the quarter ended March 31, 2003. The Company’s current liabilities exceed its current assets, resulting in a working capital deficit of $368,550 as of March 31, 2003. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty.

On May 6, 2003, the Company completed a short term financing that is described in NOTE 7 above.

NOTE 9 – RESEARCH AND DEVELOPMENT AGREEMENT

The Company entered into a Letter of Intent with BioNutrics, Inc during the quarter ended December 31, 2002 that states the Company will develop two separate products for BioNutrics. The agreement called for a non-refundable up front fee of $200,000 in the form of a cash payment and note receivable. The cash payment of $100,000 was received in December 2002 and the note agreement was executed during the quarter ended March 31, 2003. The note is due nine months after the execution of a license, development and sales agreement. The $200,000 fee is included in deferred revenue and will be recognized when the Company has satisfied its obligations.

NOTE 10 — RESTATEMENT OF FINANCIAL INFORMATION

The Company has determined that the previous accounting treatment for costs incurred by the Company totaling approximately $104,000 in conjunction with the anticipated sale of its Probiotics business should not have been recorded as prepaid expenses at December 31, 2002. The restatement was not considered material to the financial statements as of and for the year ended December 31, 2002.

The following is a summary of the effects of such restatement on the Company’s financial statements at December 31, 2002:

	As Originally
	Reported	As Restated

Balance Sheet:
Current assets	$1,645,766	$1,541,942
Total assets	4,013,837	3,910,013
Accumulated deficit	(12,830,343)	(12,934,167)
Stockholders’ equity	1,231,907	1,128,083

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in this Form 10-QSB and in the Company’s 2002 annual report on Form 10-KSB.

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

A more detailed discussion of these factors is presented in the Company’s 2002 annual report on Form 10-KSB under the heading “Outlook — Issues and Uncertainties.”

Net Revenues

     Net revenues increased 19% or $271,228 to $1,705,261 for the quarter ended March 31, 2003 from net revenues of $1,434,033 for the quarter ended March 31, 2002. An analysis of the Company’s revenue-generating centers is outlined below:

Revenue Generating Profit Centers

     The Company operates two primary revenue-generating centers:

               1. Manufacturing Center — consisting of two sub-centers as outlined below:

               A. Dietary Supplement Manufacturing — The Company manufactures dietary supplement products, on an OEM or private label basis, containing Live-Bac™ caplets or CDT™ Controlled Delivery Technology. Revenues are realized from the sales of Live-Bac caplets, dietary supplements incorporating CDT technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company’s Lafayette, CO manufacturing facility.

               B. Fermentation — The Company manufactures and realizes revenues from the sale of viable (live) freeze dried microorganisms for companies on a private label and OEM basis. Revenues were also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and sales of Bio Power silage inoculants. The Cobactin microbial feed additive products for feedlot and dairy cattle and Bio Power silage inoculants were sold during the quarter ended March 31, 2003. There will be no further sales of these products. The fermentation plants are located in Redmond, WA.

               2. Licensing Fees, Research & Development Contracts and Royalties Center — The Company generates Licensing Fees and Research & Development contracts and royalties for the formulation of Controlled Delivery Technology prescription drugs, Over-the-Counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that are expected to be recognized in future years. The Company believes that contracts for prescription drugs may result in royalty revenues starting in 2006. Contracts for dietary supplements are expected to increase this year and beyond as Archer-Daniels-Midland introduces products licensed from the Company and CDT Glucosamine/Chondroitin products are sold to Wal-Mart, Rite-Aid, Trader Joes’s and other retail outlets.

Manufacturing Revenues

          The Company’s manufacturing revenues increased 11% or $163,942 to $1,596,983 for the quarter ended March 31, 2003 from revenues of $1,433,041 for the quarter ended March 31, 2002.

          Dietary Supplement manufacturing revenues increased 37% or $283,078 to $1,041,447 for the quarter ended March 31, 2003 from revenues of $758,369 for the quarter ended March 31, 2002. The increase is mainly attributable to the beginning of manufacturing sales to ADM for Novasoy blends and sales of CDT Glucosamine/Chondroitin products.

          Fermentation revenues decreased 18% or $119,136 to $555,536 for the quarter ended March 31, 2003 from revenues of $674,672 for the quarter ended March 31, 2002 primarily as a result of a decline in sales to one customer.

Licensing Fees, Research & Development Contracts and Royalties

          The Company did not have any Licensing fees and Research & Development contract revenues for the quarters ended March 31, 2003 and 2002. Royalty Revenues for the quarter ended March 31, 2003 were $108,278 compared to $992 for the quarter ended March 31, 2002. This was the result of sales by ADM for Novasoy products which incorporate the Company’s CDT technology and sales of Glucosamine/Chondroitin products to Wal-Mart by Numico North America, Inc. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for Over the Counter (OTC) products and prescription drugs may result in research and development milestone payments after 2003 and royalty revenues after 2005.

     Gross Profit

          Gross profit increased 88% or $279,067 to $596,936 for the quarter ended March 31, 2003 compared to $317,869 for the quarter ended March 31, 2002. The increase in gross profit reflects royalty revenue and lower fixed costs in manufacturing.

     Selling and Marketing Expenses

          Selling and marketing expenses decreased 10% or $9,066 to $84,898 for the quarter ended March 31, 2003 from $93,964 for the quarter ended March 31, 2002. The decrease is attributable to staff reductions in Selling and Marketing during the year ended December 31, 2002.

     Research & Development Expenses

          Research & Development expenses decreased 10% or $8,320 to $72,080 for the quarter ended March 31, 2003 from $80,400 for the quarter ended March 31, 2002.

     General and Administrative Expenses

          General and administrative expenses decreased 2% or $12,064 to $541,886 for the quarter ended March 31, 2003 compared to $553,950 for the quarter ended March 31, 2002. The decrease for the quarter ended March 31, 2003 is primarily attributable to lower shareholder relations costs and personnel costs and is offset by increased legal costs associated with the efforts to sell the properties division.

     Operating Profit/Loss

          Operating Loss for the quarter ended March 31, 2003 was $101,928 as compared to an operating loss of $410,445 for the quarter ended March 31, 2002. The Controlled Delivery Technology revenue-generating center had an operating loss of $212,857 for the quarter ended March 31, 2003 compared to and operating loss of $319,870 for the quarter ended March 31, 2002. The decreased loss in the Controlled Delivery Technology revenue-generating center is related to the increase in royalty revenues for the quarter ended March 31, 2003. The Manufacturing revenue-generating center had an operating profit of $110,929 for the quarter ended March 31, 2003 as compared to and an operating loss of $90,575 for the quarter ended March 31, 2002. The increased operating profit in the Manufacturing revenue-generating center is mainly a result of increased sales but is also enhanced by lower expenses during the quarter ended March 31, 2003.

     Interest Expense

          Interest expense increased 77% or $51,074 to $117,153 for the quarter ended March 31, 2003 compared to $66,079 for the quarter ended March 31, 2002. The increase for the quarter ended March 31, 2003 was due to the interest on the $1,000,000 note to shareholder described below.

     Other Income/Expense

          Other expense was $148,048 for the quarter ended March 31, 2003 compared to other expense of $199,504 for the quarter ended March 31, 2002. During the quarter ended March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreement, the Company recorded severance costs of approximately $160,000 for each of the quarters ended March 31, 2003 and 2002. The Company also wrote off approximately $36,000 of investment stock in the quarter ended March 31, 2002.

     Net Earnings

          The net loss for the quarter ended March 31, 2003 was $367,129 compared to net loss of $676,028 for the quarter ended March 31, 2002.

     Restatement of Financial Information

     The Company has determined that the previous accounting treatment for costs incurred by the Company totaling approximately $104,000 in conjunction with the anticipated sale of its Probiotics business should not have been recorded as prepaid expenses at December 31, 2002. The restatement was not considered material to the financial statements as of and for the year ended December 31, 2002. Accordingly, the Form 10-KSB was not amended to reflect the restatement.

     The following is a summary of the effects of such restatement on the Company’s financial statements at December 31, 2002:

	As Originally
	Reported	As Restated

Balance Sheet
Current assets	$1,645,766	$1,541,942
Total assets	4,013,837	3,910,013
Accumulated deficit	(12,830,343)	(12,934,167)
Stockholder’s equity	1,231,907	1,128,083

     Liquidity and Capital Resources

          As of March 31, 2003, the Company had negative working capital of $368,550 as compared to a negative working capital of $145,692 at December 31, 2002. The Company finances its operations and capital requirements primarily through borrowing, sales of the Company’s securities and cash provided by operations. The increase in negative working capital at March 31, 2003 is primarily the result of the net loss for the quarter ended March 31, 2003. As described below, the Company has a need for additional financing.

          The Company has an $800,000 line of credit with a finance company that is secured by its assets. At March 31, 2003, the Company had borrowed $467,648 on its line of credit. The Company’s ability to borrow against this line is limited by the Company’s current accounts receivable balance and restrictions imposed by the lender.

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

          On May 6, 2003 the Company completed a short term financing which provided $505,250 of net proceeds by issuing $550,000 of subordinated notes due July 9, 2003 (or upon a sale of substantial assets or a new financing). In conjunction with the sale of these notes the Company granted warrants to purchase an aggregate of 256,079 shares of the Company’s common stock at $1.11 per share exercisable for three years. See Part II, Item 2 “Changes in Securities” for additional information concerning the subordinated notes and warrants issued by the Company.

          The Company requires substantial additional funding to support the development of its Drug Delivery business. The Company has implemented various cost cutting measures, including a reduction of employees and consolidation of manufacturing operations, to reduce its cash requirements. The Company is exploring sale and joint venture opportunities involving its Probiotic business to obtain funds to allow the Company to focus on developing and expanding its Drug Delivery business.

          The Company is currently seeking additional debt and/or equity financing, including financing to repay the subordinated notes described in Item 2 of Part II below. Such financing may involve the issuance of securities with preferential rights to Company revenues and assets or debt securities collateralized by the Company’s assets. Also, the Company may sell additional shares of its stock which would have a dilutive impact on the Company’s existing shareholders. The inability to raise additional capital would require us to delay, reduce or eliminate some of our business operations, including the pursuit of licensing, strategic alliances and development of our Drug Delivery business. Such delays will adversely affect our ability to take advantage of opportunities in the Drug Delivery business, our future prospects and results of operations.

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

PART II: OTHER INFORMATION

Item 2. Changes in Securities

     As described in Part 1, Item 2, “Management’s Discussion & Analysis and Plan of Operations-Liquidity and Capital Resources”, in transactions completed between April 30, 2003 and May 6, 2003 the Company issued $550,000 of subordinated notes to a group of accredited investors, (as defined in Rule 501 under Regulation D) including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such subordinated notes. The sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Section 4(2) of such Act. In conjunction with the sale of these notes the Company granted warrants to purchase 235,722 shares of the Company’s common stock (including 32,144 warrants granted to Mr. Lucas) at $1.11 per share exercisable for three years. The warrants include registration rights requiring the Company to register the underlying shares of common stock with the Securities and Exchange Commission. In the event that registration is not completed by December 31, 2003, the Company may be subject to certain penalties.

     The subordinated notes mature on the earliest of (i) July 9, 2003, (ii) the sale or disposition of the Company, or for consideration of at least $1,250,000, any portion of the Company’s business, or (iii) the completion of any debt or equity financing resulting in gross proceeds of at least $1,000,000. The notes are unsecured and do not accrue interest until maturity. After maturity, the notes accrue interest at the rate of 2% per month.

     The proceeds of the financing will be used for general corporate purposes. For placement services associated with the financing, the Company paid Taglich Brothers, Inc. a fee of $23,750 and issued warrants to purchase up to 20,357 shares of the Company’s common stock at $1.11 per share exercisable for three years.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit No.	Description

	10.1	Second Amendment of Loan and Security Agreement with Access Business Finance LLC dated May 1, 2003.

	10.2	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003 (incorporated by reference to Exhibit 10 to the Form 8-K filed on May 5, 2003).

	11.1	Computation of Earnings (Loss) Per Share.

	99.1	Certification of Chief Executive Officer.

	99.2	Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on May 5, 2003 reporting information under items 5, 7 and 9.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date: May 15, 2003	By:	/s/ David T. Howard

DAVID T. HOWARD Chief Executive Officer, President, (Principal Executive Officer)

Date: May 15, 2003	By:	/s/ Steven H. Moger

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 15, 2003

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date: May 15, 2003

/s/ Steven H. Moger

Steven H. Moger
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Second Amendment of Loan and Security Agreement with Access Business Finance LLC dated May 1, 2003.

10.2	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003 (incorporated by Reference to Exhibit 10 to the Form 8-K filed on May 5, 2003).

11.1	Computation of Earnings (Loss) Per Share.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-CEO.

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-CFO.