Form 10QSB
period 2003-06-30
SCOLR INC
filed 2003-08-14
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Number of shares of issuer’s common stock outstanding as of August 7, 2003: 21,349,107

Transitional Small Business Disclosure Format: Yes o No x

SCOLR, INC.
FORM 10-QSB

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002
Statements of Operations for the three month and six month periods ended June 30, 2003 and June 30, 2002 (unaudited)
Statements of Cash Flows for the three month and six month periods ended June 30, 2003 and June 30, 2002 (unaudited)
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
PART II	OTHER INFORMATION
Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications
Exhibit Index
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR, Inc.
BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)	(As Restated)

ASSETS
CURRENT ASSETS
Cash	$3,579,274	$257,382
Accounts receivable, less allowance for doubtful accounts of $0 and $12,524, respectively	1,219,565	486,417
Current portion of notes receivable	238,462	166,154
Inventories, net	883,313	493,541
Debt issuance costs	1,169,302	—
Prepaid expenses	218,945	138,448

Total current assets	7,308,861	1,541,942
PROPERTY AND EQUIPMENT — net	1,359,803	1,494,315
OTHER ASSETS
Intangible assets — net	751,911	818,371
Noncurrent portion of notes receivable	—	55,385

	$9,420,575	$3,910,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$479,993	$296,387
Current maturities of long-term obligations	117,270	168,870
Current maturities of capital lease obligations	234,405	215,347
Accounts payable — trade	832,525	782,385
Accrued liabilities	180,675	124,645
Deferred revenue	280,109	100,000

Total current liabilities	2,124,977	1,687,634
LONG-TERM OBLIGATIONS, less current maturities	21,204	56,650
CAPITAL LEASE OBLIGATIONS, less current maturities	203,627	327,273
STOCKHOLDER LOAN PAYABLE, less discount on debt of $206,876 and $289,627, respectively	793,124	710,373
CONVERTIBLE LOAN PAYABLE, less discount on debt of $3,634,286	1,665,714	—
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value	21,291	21,199
Additional contributed capital	18,424,005	14,041,051
Accumulated deficit	(13,833,367)	(12,934,167)

Total stockholders’ equity	4,611,929	1,128,083

	$9,420,575	$3,910,013

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues	$2,120,354	$2,119,239	$3,825,615	$3,553,272
Cost of revenues	1,419,712	1,668,013	2,528,037	2,784,177

Gross profit	700,642	451,226	1,297,578	769,095
Operating expenses
Marketing and selling	184,600	102,502	269,498	196,466
Research and development	93,122	123,443	165,202	203,843
General and administrative	704,994	589,019	1,246,880	1,142,969

	982,716	814,964	1,681,580	1,543,278

Operating loss	(282,074)	(363,738)	(384,002)	(774,183)
Other income (expense)
Interest expense	(251,186)	(68,024)	(368,339)	(134,103)
Severance costs	—	—	(157,448)	(159,152)
Other	1,189	(33,453)	10,589	(73,805)

	(249,997)	(101,477)	(515,198)	(367,060)

NET LOSS	$(532,071)	$(465,215)	$(899,200)	$(1,141,243)

Net loss per share, basic and dilutive	$(0.03)	$(0.02)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.
STATEMENTS OF CASH FLOWS
Six Months ended June 30,
(Unaudited)

	2003	2002

Increase (Decrease) in Cash
Cash flows from operating activities:
Net loss	$(899,200)	$(1,141,243)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	240,203	242,103
Loss on the sale of equipment	—	36,207
Allowance for uncollectible notes receivable	—	5,528
Amortization of discount on debt	176,414	—
Gain on sale of intangible assets	(5,670)	—
Amortization of debt issuance costs	44,750
Impairment of available-for-sale security	—	36,190
Changes in assets and liabilities
Accounts receivable	(733,148)	(309,878)
Notes receivable	(16,923)	92,385
Inventories	(391,791)	132,768
Prepaid expenses	(80,497)	(156,329)
Accounts payable	50,140	137,179
Accrued liabilities and deferred revenue	236,139	76,421

Net cash used in operating activities	(1,379,583)	(848,669)

Cash flows from investing activities:
Proceeds from sale of intangible assets	130,000	—
Purchase of equipment and furniture	(12,995)	(38,005)
Proceeds from sale of equipment	—	49,488
Patent and technology rights expenditures	(148,547)	(38,645)

Net cash used in investing activities	(31,542)	(27,162)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(233,910)	(261,693)
Payments on bridge note payable	(550,000)	—
Proceeds from long-term obligations	42,276	124,940
Proceeds from convertible note payable, net of issuance costs	4,716,408	—
Proceeds from bridge note payable	505,250	—
Net borrowings (repayments) on line of credit	183,606	(441,397)
Net proceeds from issuance of common stock, net of costs	69,387	1,464,440

Net cash provided by financing activities	4,733,017	886,290

Net increase in cash	3,321,892	10,459
Cash at beginning of period	257,382	93,082

Cash at end of period	$3,579,274	$103,541

Cash paid during the year for:
Interest	$75,971	$134,103

Noncash investing and financing activities:
Purchase of equipment under capital lease obligations	$—	$87,842

	2003	2002

Issuance of warrants for debt issuance costs	$585,710	$—

Issuance of warrants with debt and beneficial conversion feature	$3,727,949	$—

The accompanying notes are an integral party of these financial statements.

SCOLR, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 — INVENTORIES

Inventories are stated at lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	June 30,
	2003	December 31,
	(unaudited)	2002

Raw materials	$237,235	$270,165
Work in progress	490,653	206,386
Finished goods	192,914	52,467

	920,802	529,018
Less allowance for obsolete and slow moving
Items	37,489	35,477

	$883,313	$493,541

NOTE 3 — SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001 and effective as of January 15, 2001. For the six months ended June 30, 2003 and 2002, the Company recorded severance costs totaling $157,448 and $159,152, respectively.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards for the periods ended June 30:

	Three months ended		Six Months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net loss, as reported	$(532,071)	$(465,215)	$(899,200)	$(1,141,243)
Total stock-based compensation expense determined under fair-value-based method	$(148,344)	$(31,773)	$(178,996)	$(63,546)

Pro forma net loss	$(680,415)	$(496,988)	$(1,078,196)	$(1,204,789)

Basic and diluted loss per share: As reported	$(0.03)	$(0.02)	$(0.04)	$(0.06)
Pro forma net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.06)

NOTE 6 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Earnings (loss) per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic earnings (loss) per share were 21,233,210 and 20,288,726 for the three months ended June 30, 2003 and 2002, respectively and 21,216,174 and 19,698,252 for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, there were 9,305,117 shares of potentially issuable common stock. Because of the net loss for the three months and six months ended June 30, 2003 and 2002, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 7 — FINANCING EVENTS

Convertible Notes Payable

On June 25, 2003 the Company completed a private placement and issued $5.3 million of Convertible Notes due June 25, 2006. The transaction provided the Company with approximately $4.7 million in net proceeds. Interest accrues on the notes at 6% and is payable quarterly. Of the $5.3 million of notes issued, $75,000 were issued to Herbert L. Lucas, a director of the Company. The principal balance is convertible into shares of the Company’s common stock at a conversion price equal to $1.05 per share, subject to certain anti-dilution adjustments. Such adjustments include the issuance, sale or distribution of shares of common stock at a price less than $1.05 per share; and the issuance of options, warrants or other rights to purchase common stock that are exercisable at, or convertible into or exchangeable for common stock at a price less than $1.05 per share. Despite the foregoing, such anti-dilution adjustments are not triggered by the following: (1) the grant or exercise of options to employees or directors or stock purchase plans; (2) shares or options issued in connection with an acquisition of another entity or in connection with a licensing transaction; (3) the exercise of any options, warrants or other rights to purchase common stock that were outstanding as of April 30, 2003; or (4) the issuance, sale or distribution by the Company of up to 750,000 shares of common stock regardless of the price. The Company has the right to force conversion of all the notes into shares of the Company’s common stock at any time, provided its common stock trades at $2.10 or higher for 20 trading days within a 30-consecutive day trading period.

In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, an embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds of the note equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock into which the note is convertible, multiplied by the number of shares into which the note is convertible (intrinsic value). The fair value of the Company’s common stock on June 25, 2003 was $1.77, resulting in a beneficial conversion feature of $0.72 per share. As a result, the Company recorded a discount on the note for the beneficial conversion feature of approximately $3.6 million, which is being recognized as interest expense over the earlier of the term of the notes (3 years) or upon the conversion of the notes into the Company’s common stock. The convertible notes payable totaled $5,300,000 less the discount of $3,634,286 or $1,665,714 at June 30, 2003.

In consideration of certain placement services, the Company paid a cash fee of approximately $200,000, issued $300,000 of convertible notes and issued warrants to purchase up to 476,191 shares at $1.155 per share. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 72%, term of five years, risk-free interest rate of 3.36% and 0% dividend yield. The fair value of the warrants totaled approximately $586,000. The total debt issuance costs of approximately $1,169,300 are being amortized as interest expense over the earlier of the term of the notes (3 years) or upon conversion of the notes into the Company’s common stock.

The notes and warrants include registration rights requiring the Company to file a registration statement with the SEC registering, for resale, the shares of common stock issuable upon conversion of the notes or exercise of the warrants. The registration statement is to be filed no later than 60 days after the final closing date (June 25, 2003) with an effective date no later than 150 days after the final closing date. In the event the registration statement is not effective within 150 days after June 25, 2003, the conversion price for the notes will be reduced by the percentage resulting from multiplying 2% by the number of thirty (30) day periods beyond the 150-day period.

Short Term Notes Financing

Between April 30, 2003 and May 6, 2003 the Company issued $550,000 of subordinated notes to a group of accredited investors, including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such subordinated notes. The transaction provided the Company with approximately $505,000 in net proceeds. In conjunction with the sale of these notes the Company granted warrants to purchase 235,722 shares of the Company’s common stock (including 32,144 warrants granted to Mr. Lucas) at $1.11 per share exercisable for three years. The notes are unsecured and do not accrue interest until maturity. The notes were paid in full on June 25, 2003 with the proceeds received from the Convertible Note financing discussed above.

The loan was discounted for the relative fair value of the warrants totaling approximately $94,000, which was recognized as interest expense upon payment of the loan. The fair value of warrants was determined using the Black-Scholes option-pricing model with the following assumptions: volatility of 72%, risk-free interest rate of 2.25%, expected life of three years and 0% dividend yield.

For placement services associated with the financing, the Company paid a fee of $23,750 and issued warrants to purchase up to 20,357 shares of the Company’s common stock at $1.11 per share exercisable for three years. The fair value of the warrants was valued using the Black-Scholes option pricing model with the same assumptions as the bridge notes discussed above. The total debt issuance costs of approximately $44,750 were recognized as interest expense upon the payment of the notes.

The warrants include registration rights requiring the Company to register the underlying shares of common stock with the Securities and Exchange Commission by December 31, 2003. In the event that the registration is not completed by December 31, 2003, the exercise price of the warrants decreases by 2% and continues to decrease by 2% for each 30-day period that the registration statement is not declared effective. The decrease is limited to 36%.

NOTE 8 — RESEARCH AND DEVELOPMENT AGREEMENT

The Company entered into a Letter of Intent with BioNutrics, Inc. during the quarter ended December 31, 2002 that states the Company will sub-license two separate products to BioNutrics and enter into a Research and Development Agreement covering use of the Company’s CDT technology in conjunction with certain patented Active Pharmaceutical Ingredients or proprietary formulations owned by BioNutrics. The agreement called for a non-refundable up front fee of $200,000 in the form of a cash payment and note receivable. The cash payment of $100,000 was received in December 2002 and the note agreement was executed during the six months ended June 30, 2003. The note is due nine months after the execution of a license, development and sales agreement. The $200,000 fee is included in deferred revenue and will be recognized when the Company has satisfied its obligations.

NOTE 9 — RESTATEMENT OF FINANCIAL INFORMATION

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

NOTE 10 — NEW ACCOUNTING PRONOUNCEMENT

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of Statement 150 did not have any effect on the Company’s financial position, results of operations, or cash flows.

NOTE 11 — SUBSEQUENT EVENT

On August 13, 2003, the Company filed a Form S-2 registration statement, registering 9,606,238 shares of its common stock.

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

Net Revenues

Net revenues increased less than one percent or $1,115 to $2,120,354 for the quarter ended June 30, 2003 from net revenues of $2,119,239 for the quarter ended June 30, 2002 and increased 8% or $272,343 to $3,825,615 for the six months ended June 30, 2003 from net revenues of $3,553,272 for the six months ended June 30, 2002. An analysis of the Company’s revenue-generating centers is outlined below:

Revenue Generating Profit Centers

The Company operates two primary revenue-generating centers:

1.	Manufacturing Center - consisting of two sub-centers as outlined below:

A.     Dietary Supplement Manufacturing - The Company manufactures dietary supplement products, on an OEM or private label basis, containing Live-Bac™ caplets or CDT™ Controlled Delivery Technology. Revenues are realized from the sales of Live-Bac caplets, dietary supplements incorporating CDT technology or manufacturing of tablets, capsules, herbal pre-blends, or natural product pre-blends for inclusion into food products or private label finished goods. The tableting, encapsulation and packaging operations are located in the Company’s Lafayette, CO manufacturing facility.

B.     Fermentation - The Company manufactures and realizes revenues from the sale of viable (live) freeze dried microorganisms for companies on a private label and OEM basis. Revenues were also realized from the sale of Cobactin microbial feed additive products for feedlot and dairy cattle and sales of Bio Power silage inoculants. The Cobactin microbial feed additive products for feedlot and dairy cattle and Bio Power silage inoculants were sold during the quarter ended March 31, 2003. There will be no further sales of these products. The fermentation plants are located in Redmond, WA.

2.     Licensing Fees, Research & Development Contracts and Royalties Center - The Company generates Licensing Fees and Research & Development contracts and royalties for the formulation of Controlled Delivery Technology prescription drugs, Over-the-Counter (OTC) products, and dietary supplements. The licensing agreements and Research & Development contracts include royalty revenues that are expected to be recognized in future years. The Company believes that contracts for prescription drugs may result in royalty revenues starting in 2006. Contracts for dietary supplements are expected to increase this year and beyond as Archer-Daniels-Midland markets products licensed from the Company and CDT Glucosamine/Chondroitin products are sold to Wal-Mart, Rite-Aid, Trader Joes’s and other retail outlets.

Manufacturing Revenues

The Company’s manufacturing revenues decreased 8% or $156,028 to $1,909,211 for the quarter ended June 30, 2003 from revenues of $2,065,239 for the quarter ended June 30, 2002 and increased less than one percent or $7,914 to $3,506,194 for the six months ended June 30, 2003 from revenues of $3,498,280 for the six months ended June 30, 2002.

Dietary Supplement manufacturing revenues increased 28% or $296,136 to $1,370,073 for the quarter ended June 30, 2003 from revenues of $1,073,937 for the quarter ended June 30, 2002 and increased 32% or $579,214 to $2,411,520 for the six months ended June 30, 2003 from revenues of $1,832,306 for the six months ended June 30, 2002. The increase in Dietary Supplement manufacturing revenues during the quarter and six months ended June 30, 2003 are attributable to sales of CDT Glucosamine/Chondroitin products introduced during first quarter 2003. One of the Company’s largest customers, Rexall Sundown, was recently acquired by NBTY, Inc., which had previously been a significant customer of the Company. The sales to Rexall Sundown for the six months ended June 30, 2003 and 2002 were $654,966 and $793,136 respectively. It is unclear whether this change in ownership will have any impact on the Company’s future sales.

Fermentation revenues decreased 46% or $452,164 to $539,138 for the quarter ended June 30, 2003 from revenues of $991,302 for the quarter ended June 30, 2002 and decreased 34% or $571,300 to $1,094,674 for the six months ended June 30, 2003 from revenues of $1,665,974 for the six months ended June 30, 2002. The decline is mainly attributable to the loss of one major customer (NBTY) and a slow down in sales to another major customer. The Company anticipates that fermentation revenues will not fully recover to prior levels in the near future.

Licensing Fees, Research & Development Contracts and Royalties

Licensing fees and Research & Development contract revenues for the quarter ended June 30, 2003 were $0 as compared to $54,000 for the quarter ended June 30, 2002 and revenues for the six months ended June 30, 2003 were $0 as compared to $54,000 for the six months ended June 30, 2002. Royalty Revenues for the quarter ended June 30, 2003 were $211,143 compared to $0 for the quarter ended June 30, 2002 and royalty revenues for the six months ended June 30, 2003 were $319,421 as compared to $992 for the six months ended June 30, 2002. This increase was the result of sales by ADM for Novasoy products which incorporate the Company’s CDT technology and sales of CDT Glucosamine/Chondroitin products. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research & development contracts. The licensing agreements and Research & Development contracts include royalty revenues that will be recognized in future years. Contracts for Over the Counter (OTC) products and prescription drugs may result in research and development milestone payments during 2003 and thereafter together with royalty revenues after 2005.

Gross Profit

Gross profit increased 55% or $249,416 to $700,642 for the quarter ended June 30, 2003 compared to $451,226 for the quarter ended June 30, 2002 and gross profit increased 69% or $528,483 to $1,297,578 for the six months ended June 30, 2003 compared to $769,095 for the six months ended June 30, 2002. The increase in gross profit reflects lower manufacturing costs associated with the downsizing of the fermentation facility in April 2003 and increased royalty revenues from CDT technology licenses.

Selling and Marketing Expenses

Selling and marketing expenses increased 80% or $82,098 to $184,600 for the quarter ended June 30, 2003 from $102,502 for the quarter ended June 30, 2002 and increased 37% or $73,032 to $269,498 for the six months ended June 30, 2003 from $196,466 for the six months ended June 30, 2002. The Company’s selling and marketing expenses increased due to the retention of Health Advances to consult with the Company in evaluating and negotiating prospective agreements with pharmaceutical companies. Additional personnel are planned in the future as the Company increases its selling efforts in support of the ADM alliance and in the commercialization of new formulations employing CDT technology as well as a new probiotic delivery system, BioTract GI.

Research and Development Expenses

Research and Development expenses decreased 25% or $30,321 to $93,122 for the quarter ended June 30, 2003 from $123,443 for the quarter ended June 30, 2002 and decreased 19% or $38,641 to $165,202 for the six months ended June 30, 2003 from $203,843 for the six months ended June 30, 2002. Research and Development expenses are expected to increase as the Company expands its drug delivery operations and moves into new facilities in September 2003.

General and Administrative Expenses

General and administrative expenses increased 20% or $115,975 to $704,994 for the quarter ended June 30, 2003 compared to $589,019 for the quarter ended June 30, 2002 and increased 9% or $103,911 to $1,246,880 for the six months ended June 30, 2003 compared to $1,142,969 for the six months ended June 30, 2002. The increase for the quarter and six months ended June 30, 2003 is mainly attributed to increased legal costs associated with the efforts to sell the Company’s probiotics business and the Company’s financing activities.

Operating Profit/Loss

Operating Loss for the quarter ended June 30, 2003 was $282,074 as compared to an operating loss of $363,738 for the quarter ended June 30, 2002. Operating Loss for the six months ended June 30, 2003 was $384,002 as compared to an operating loss of $774,183 for the six months ended June 30, 2002. The Research and Development contracts and royalties revenue-generating center had an operating loss of $461,752 for the quarter ended June 30, 2003 as compared to an operating loss of $403,804 for the quarter ended June 30, 2002 and an operating loss of $674,609 for the six months ended June 30, 2003 as compared to an operating loss of $723,674 for the six months ended June 30, 2002. The decrease in the operating losses during the six months ended June 30, 2003 and the increased loss for the quarter are primarily due to increased royalty revenues but offset by the consulting fees and increased legal costs. The Manufacturing revenue-generating center had an operating profit of $179,678 for the quarter ended June 30, 2003 as compared to an operating profit of $40,066 for the quarter ended June 30, 2002 and an operating profit of $290,607 for the six months ended June 30, 2003 as compared to an operating loss of $50,509 for the six months ended June 30, 2002. The increase in operating profit in the Manufacturing revenue-generating center is due to increased gross profits described above.

Interest Expense

Interest expense increased $183,162 to $251,186 for the quarter ended June 30, 2003 compared to $68,024 for the quarter ended June 30, 2002 and increased $234,236 to $368,339 for the six months ended June 30, 2003 compared to $134,103 for the six months ended June 30, 2002. The increase was due to the accounting treatment of warrants attached to the subordinated notes that were issued during the quarter ended June 30, 2003 and the increased interest expense from the $1 million loan entered into with a shareholder in 2002. Interest expense will increase due to the issuance of convertible notes for $5.3 Million in June 2003.

Other Income/Expense

Other income was $1,189 for the quarter ended June 30, 2003 compared to other expense of $33,453 for the quarter ended June 30, 2002 and other expense was $146,859 for the six months ended June 30, 2003 compared to other expense of $232,957 for the six months ended June 30, 2002. On March 31, 2001, the Company entered into a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer. In conjunction with the agreement, the Company recorded severance costs of $157,448 for the six months ended June 30, 2003 and $159,152 for the six months ended June 30, 2002.

Net Earnings

The net loss for the quarter ended June 30, 2003 was $532,071 compared to a net loss of $465,215 for the quarter ended June 30, 2002 and the net loss for the six months ended June 30, 2003 was $899,200 compared to a net loss of $1,141,243 for the six months ended June 30, 2002.

Restatement of Financial Information

The Company has determined that the previous accounting treatment for costs incurred by the Company totaling approximately $104,000 in conjunction with the anticipated sale of its Probiotics business should not have been recorded as prepaid expenses at December 31, 2002. The restatement was not considered material enough to require the Company to file an amended Form 10-KSB for the year ended December 31, 2002.

The following is a summary of the effects of such restatement on the Company’s financial statements at December 31, 2002:

	As Originally
	Reported	As Restated

Balance Sheet
Current assets	$1,645,766	$1,541,942
Total assets	4,013,837	3,910,013
Accumulated deficit	(12,830,343)	(12,934,167)
Stockholder’s equity	1,231,907	1,128,083

Liquidity and Capital Resources

As of June 30, 2003, the Company had working capital of $5,183,884 as compared to a negative working capital of $145,692 at December 31, 2002. The change in working capital is the result of the issuance of $5.3 million of convertible notes due June 2006 (“Convertible Notes”) on June 25, 2003 and is offset by the net loss for the six months ended June 30, 2003. The Company received net proceeds of approximately $4.7 million, after expenses from the sale of the Convertible Notes. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements for at least 12 months.

However, the Company will require substantial additional financing to implement its business plan to focus on the development of its drug delivery business. The Company’s long term financing needs depend largely on its ability to enter into alliances and collaborations that will help finance the drug delivery business. The Company will be required to fund research and development costs to create an effective in-house drug delivery development unit. Additionally, the Company will need to fund the significant costs associated with the research and development and commercialization of a drug delivery product. If the Company is unable to find a partner to share or subsidize costs for a given product, it will need to raise substantial additional financing to fund these efforts.

The Company has an $800,000 line of credit with a finance company that is secured by its assets. At June 30, 2003, the Company had borrowed $479,993 on its line of credit. The Company’s ability to borrow against this line is limited by the Company’s current accounts receivable balance and restrictions imposed by the lender.

The Company also has an outstanding $1 million loan from an existing shareholder. The loan is secured by a second lien on the Company’s assets and bears interest at a rate of 8% per annum. The loan is due on September 30, 2004 but is subject to mandatory prepayment upon completion of the sale of substantially all the assets of the Company’s Probiotic business.

The Company continues to attempt to sell or enter joint venture or partnership arrangements for its probiotics business. However, the proceeds of any such sale, partnership or joint venture will not be sufficient to fund product initiatives requiring FDA approval to the stage of profitability.

Additional financing may be unavailable on acceptable terms. In particular, the Company is limited in its ability to borrow additional funds as it has granted security interests to its existing lenders. If adequate funds are unavailable, the Company may be unable to meet its obligations. The Company’s inability to raise additional capital would require it to delay, reduce or eliminate some business operations, including the pursuit of licensing, strategic alliances and development of the drug delivery business.

If the Company raises additional capital by issuing equity securities, dilution to stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of stockholders. If the Company raises funds through strategic alliance or licensing arrangements, the Company may be required to relinquish rights to certain technologies or product candidates, or grant licenses on terms that are unfavorable to the Company. Either of these results could reduce the value of the Company.

New Accounting Pronouncement

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of Statement 150 did not have any effect on the Company’s financial position, results of operations, or cash flows.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of “disclosure controls and procedures” in Exchange Act Rule 15d-15(e).

Changes in Internal Controls

Subsequent to the date of our most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

Item 2. Changes in Securities

In transactions completed between April 30, 2003 and May 6, 2003 the Company issued $550,000 of subordinated notes to a group of accredited investors, (as such term is defined in Rule 501 under the Securities Act of 1933) including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such subordinated notes. The sales were exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), pursuant to Rule 506 of Regulation D and Section 4(2) of such Act. In conjunction with the sale of these notes the Company granted warrants to purchase 235,722 shares of the Company’s common stock (including 32,144 warrants granted to Mr. Lucas) at $1.11 per share exercisable for three years. The warrants include registration rights requiring the Company to register the underlying shares of common stock with the Securities and Exchange Commission. In the event that registration is not completed by December 31, 2003, the Company may be subject to certain penalties. The subordinated notes were repaid on June 25, 2003 from the proceeds of the sale of the Convertible Notes. For placement services associated with the financing, the Company paid Taglich Brothers, Inc. a fee of $23,750 and issued warrants to purchase up to 20,357 shares of the Company’s common stock at $1.11 per share exercisable for three years.

On June 25, 2003 the Company issued $5.3 million of Convertible Notes. Interest on the Convertible Notes is payable quarterly and the principal balance is convertible into shares of the Company’s common stock at a conversion price equal to $1.05 per share of common stock, subject to adjustment. The Company has the right to require conversion of all the Convertible Notes into shares of common stock at any time if the common stock trades at $2.10 or higher for 20 trading days within a 30-consecutive day trading period and an effective registration statement is in place. As part of the offering, the Company has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the shares of common stock issuable upon conversion of the Convertible Notes. In the event that registration is not completed by November 25, 2003, the Company will be subject to certain penalties. The Convertible Notes were issued in a private placement to accredited investors (as such term is defined in Rule 501 under the Securities Act of 1933), including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such Convertible Notes. The sales were exempt from registration under the Securities Act, pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act.

Taglich Brothers, Inc. acted as placement agent and received (i) a commission of $500,000, $300,000 of which was paid through the issuance of Convertible Notes, and (ii) five year warrants to purchase 476,191 shares of the Company’s common stock with an exercise price of $1.15 per share. The Company agreed to register for resale the shares issuable upon exercise of the warrants with the SEC. In addition, the Company agreed to use its best efforts for the next 3 years to nominate and secure the election of a designee of Taglich Brothers to serve as a director on the Company’s Board of Directors, or at Taglich Brothers’ discretion, permit a designee to attend Board meetings as a non-voting observer.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003 (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2003).

10.2	Form of 6.0% Convertible Note dated June 25, 2003 (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

10.3	Form of Common Stock Purchase Warrant dated June 25, 2003 (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

10.4	Convertible Note Purchase Agreement dated June 25, 2003 (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

10.5	Second Amendment of Loan and Security Agreement dated May 1, 2003, by and between Access Business Finance LLC and the Company (incorporated by reference to the Company’s Form 10-QSB for the quarterly period ending March 31, 2003).

10.6	Building Lease — 3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003 (drug delivery lab and future corporate headquarters) (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

31.1	Certification of Daniel O. Wilds pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven H. Moger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Daniel O. Wilds pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven H. Moger pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     A Form 8-K was filed on May 5, 2003, under Items 5 and 7 relating to the Company’s $550,000 subordinated note financing. The report also included disclosures under Items 7, 9 and 12, relating to the Company’s May 1, 2003 press release setting forth the Company’s expected first-quarter 2003 earnings.

     A Form 8-K was filed on June 27, 2003, under Items 5 and 7, relating to the Company’s June 26, 2003 press release announcing the Company’s issuance of $5.3 million of 6.0% Convertible Notes Due June 25, 2006.

     A Form 8-K was filed on August 8, 2003, under Item 9 announcing the appointment of Daniel O. Wilds as a Director, Chief Executive Officer and President.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date:	August 14, 2003	By:	/s/ Daniel O. Wilds DANIEL O. WILDS Chief Executive Officer, President, (Principal Executive Officer)

Date:	August 14, 2003	By:	/s/ Steven H. Moger STEVEN H. MOGER Chief Financial Officer and Vice President of Operations (Principal Financial Officer)