Form 10QSB/A
period 2003-06-30
SCOLR INC
filed 2003-10-08
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

SCOLR, INC.
FORM 10-QSB/A

EXPLANATORY NOTE

SCOLR, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, which was originally filed with the Securities and Exchange Commission on August 14, 2003, (i) to amend Note 9 of the financial statements included in Part 1, Item 1, (ii) to amend Item 2, and (iii) to add Item 4. The entire Quarterly Report has been restated for clarity and convenience. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002
Statements of Operations for the three month and six month periods ended June 30, 2003 and June 30, 2002 (unaudited)
Statements of Cash Flows for the three month and six month periods ended June 30, 2003 and June 30, 2002 (unaudited)
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
PART II	OTHER INFORMATION
Item 2.	Changes in Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K
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

NOTE 9 — RESTATEMENT OF FINANCIAL INFORMATION

      During the three months ended March 31, 2003, the Company determined that certain costs that were incurred during 2002 and deferred as a prepaid expense at December 31, 2002, should have been expensed in the year ended December 31, 2002. These costs totaled approximately $104,000 and were incurred in conjunction with the anticipated sale of its Probiotics business. These costs have been recorded as a prior period adjustment in the period ended March 31, 2003.

      The following is a summary of the effects of such restatement on the Company’s financial statements as of December 31, 2002 and for the year then ended:

	As Originally
	Reported	As Restated

Balance Sheet:

Current assets	$1,645,766	$1,541,942

Total assets	4,013,837	3,910,013

Accumulated deficit	(12,830,343)	(12,934,167)

Stockholders’ equity	1,231,907	1,128,083

Statement of Operations:

Net loss	$2,557,328	$2,661,152

Net loss per share	$0.13	$0.14

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

Dietary Supplement manufacturing revenues increased 28% or $296,136 to $1,370,073 for the quarter ended June 30, 2003 from revenues of $1,073,937 for the quarter ended June 30, 2002 and increased 32% or $579,214 to $2,411,520 for the six months ended June 30, 2003 from revenues of $1,832,306 for the six months ended June 30, 2002. The increase in Dietary Supplement manufacturing revenues during the quarter and six months ended June 30, 2003 are attributable to sales of CDT Glucosamine/Chondroitin products introduced during first quarter 2003. Sales of CDT Glucosamine/Chondroitin were $514,108 and $616,814 for the quarter and six-month period, respectively. One of the Company’s largest customers, Rexall Sundown, was recently acquired by NBTY, Inc., which had previously been a significant customer of the Company. The sales to Rexall Sundown for the six months ended June 30, 2003 and 2002 were $654,966 and $793,136 respectively. It is unclear whether this change in ownership will have any impact on the Company’s future sales.

Fermentation revenues decreased 46% or $452,164 to $539,138 for the quarter ended June 30, 2003 from revenues of $991,302 for the quarter ended June 30, 2002 and decreased 34% or $571,300 to $1,094,674 for the six months ended June 30, 2003 from revenues of $1,665,974 for the six months ended June 30, 2002. The decline is mainly attributable to the loss of substantially all sales to one major customer (NBTY) and a slow down in sales to another major customer (Supplemental Sciences). Sales to NBTY declined $387,580 and $449,220 for the quarter and six-month periods, as compared to the corresponding periods in 2002. Sales to Supplemental Sciences declined $134,343 and $241,002 for the quarter and six-month periods, as compared to the corresponding periods in 2002. The Company anticipates that fermentation revenues will not fully recover to prior levels in the near future.

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

As of June 30, 2003, the Company had accounts receivable of $1,219,565 (less $0 for doubtful accounts), as compared to $486,417 as of December 31, 2002 (less $12,524 for doubtful accounts), a net change of $733,148. The increase in accounts receivable is mainly attributable to increased sales during the last month of the applicable period. Sales for the month ended June 30, 2003 were $848,000, as compared to $437,000 for the month ended December 31, 2002. The Company’s payment terms are net thirty days.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 23, 2003. At the Annual Meeting, Herbert L. Lucas and David T. Howard were elected as Directors of the Company to serve three year terms. The terms of Randall L-W. Caudill and Daniel B. Ward continued after the meeting. The matters voted upon and the results were as follows:

Election of Directors

		Withhold
	For	Authority

David T. Howard	17,413,487	12,027

Herbert L. Lucas	17,308,487	12,027

Proposal to approve an amendment to the Company’s Certificate of Incorporation to classify the Company’s Board of Directors into three separate classes.

For	7,022,076
Against	2,014,095
Abstain	32,621
Broker non-vote	8,378,342

Proposal to approve an amendment to the Company’s Certificate of Incorporation to remove the ability of stockholders to take action outside of a duly called meeting.

For	6,720,640
Against	2,282,457
Abstain	65,695
Broker non-vote	8,378,342

Neither of the proposed amendments to the Company’s Certificate of Incorporation were approved.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003 (incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2003).

10.2	Form of 6.0% Convertible Note dated June 25, 2003 (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

10.3	Form of Common Stock Purchase Warrant dated June 25, 2003 (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

10.4	Convertible Note Purchase Agreement dated June 25, 2003 (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

10.5	Second Amendment of Loan and Security Agreement dated May 1, 2003, by and between Access Business Finance LLC and the Company (incorporated by reference to the Company’s Form 10-QSB for the quarterly period ending March 31, 2003).

10.6	Building Lease — 3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003 (drug delivery lab and future corporate headquarters) (incorporated by reference to the Registration Statement on Form S-2, filed with the SEC on August 13, 2003).

31.1	Certification of Daniel O. Wilds pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven H. Moger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Daniel O. Wilds pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven H. Moger pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

SCOLR, INC.

Date:	October 7, 2003	By:	/s/ Daniel O. Wilds DANIEL O. WILDS Chief Executive Officer, President, (Principal Executive Officer)

Date:	October 7, 2003	By:	/s/ Steven H. Moger STEVEN H. MOGER Chief Financial Officer and Vice President of Operations (Principal Financial Officer)