Form 10QSB
period 2003-09-30
SCOLR INC
filed 2003-11-14
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Number of shares of issuer’s common stock outstanding as of November 9, 2003: 21,381,086

Transitional Small Business Disclosure Format: Yes o No x

SCOLR, INC.
FORM 10-QSB

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002
Statements of Operations for the three month and nine month periods ended September 30, 2003 and September 30, 2002 (unaudited)
Statements of Cash Flows for the nine month periods ended September 30, 2003 and September 30, 2002 (unaudited)
Notes to Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
PART II	OTHER INFORMATION
Item 2.	Changes in Securities
Item 6.	Exhibits and Reports on Form 8-K
Exhibit Index
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.1

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR, Inc.
BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)	(As Restated)

ASSETS
CURRENT ASSETS
Cash	$2,015,418	$257,382
Accounts receivable, less allowance for doubtful accounts of $0 and $12,524, respectively	774,818	486,417
Current portion of notes receivable	196,923	166,154
Inventories, net	953,489	493,541
Debt issuance costs	1,146,579	—
Prepaid expenses	326,237	138,448

Total current assets	5,413,464	1,541,942
PROPERTY AND EQUIPMENT — net	1,318,635	1,494,315
OTHER ASSETS
Intangible assets — net	735,633	818,371
Noncurrent portion of notes receivable	—	55,385

	$7,467,732	$3,910,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$97,139	$296,387
Current maturities of long-term obligations	78,792	168,870
Current maturities of capital lease obligations	196,596	215,347
Stockholder loan payable, less discount on debt of $165,501	834,499	—
Accounts payable — trade	236,883	782,385
Accrued liabilities	171,843	124,645
Deferred revenue	235,687	100,000

Total current liabilities	1,851,439	1,687,634
LONG-TERM OBLIGATIONS, less current maturities	10,806	56,650
CAPITAL LEASE OBLIGATIONS, less current maturities	160,770	327,273
STOCKHOLDER LOAN PAYABLE, less discount on debt of $289,627	—	710,373
CONVERTIBLE LOAN PAYABLE, less discount on debt of $3,331,429	1,968,571	—
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value	21,381	21,199
Additional contributed capital	18,532,835	14,041,051
Accumulated deficit	(15,078,070)	(12,934,167)

Total stockholders’ equity	3,476,146	1,128,083

	$7,467,732	$3,910,013

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.
STATEMENTS OF OPERATIONS
(Unaudited and As restated)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues	$1,595,267	$1,645,130	$5,420,882	$5,198,402
Cost of revenues	1,126,573	1,214,358	3,654,610	3,998,535

Gross profit	468,694	430,772	1,766,272	1,199,867
Operating expenses
Marketing and selling	97,212	71,659	366,710	268,125
Research and development	101,860	236,558	267,062	440,401
General and administrative	934,681	592,169	2,339,009	1,894,290

	1,133,753	900,386	2,972,781	2,602,816

Operating loss	(665,059)	(469,614)	(1,206,509)	(1,402,949)
Other income (expense)
Interest expense	(588,539)	(80,876)	(956,878)	(214,979)
Other	8,894	1,157	19,483	(72,648)

	(579,645)	(79,719)	(937,395)	(287,627)

NET LOSS	$(1,244,704)	$(549,333)	$(2,143,904)	$(1,690,576)

Net loss per share, basic and diluted	$(0.06)	$(0.03)	$(0.10)	$(0.09)

The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.
STATEMENTS OF CASH FLOWS
Nine Months ended September 30,
(Unaudited)

	2003	2002

		(as restated)
Increase (Decrease) in Cash
Cash flows from operating activities:
Net loss	$(2,143,904)	$(1,690,576)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	364,385	363,640
Loss on the sale of equipment	—	36,228
Allowance for uncollectible notes receivable	—	5,528
Amortization of discount on debt	520,646	—
Gain on sale of intangible assets	(5,670)	—
Amortization of debt issuance costs	148,984	—
Warrants issued for services	29,123	—
Impairment of available-for-sale security	—	36,190
Changes in assets and liabilities
Accounts receivable	(288,401)	144,073
Notes receivable	24,616	138,618
Inventories	(461,967)	252,766
Prepaid expenses	(187,789)	(94,655)
Accounts payable	(545,502)	428,618
Accrued liabilities and deferred revenue	182,885	19,292

Net cash used in operating activities	(2,362,594)	(360,278)

Cash flows from investing activities:
Proceeds from sale of intangible assets	130,000	—
Purchase of equipment and furniture	(48,002)	(38,005)
Proceeds from sale of equipment	—	49,488
Patent and technology rights expenditures	(180,276)	(91,352)

Net cash used in investing activities	(98,278)	(79,869)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(363,452)	(429,568)
Payments on bridge note payable	(550,000)	—
Proceeds from shareholder note payable & long-term obligations	42,276	1,124,940
Proceeds from convertible note payable, net of issuance costs	4,634,897	—
Proceeds from bridge note payable	505,250	—
Net borrowings on line of credit	(199,248)	(866,295)
Net proceeds from issuance of common stock, net of costs	149,185	1,516,346

Net cash provided by financing activities	4,218,908	1,345,423

Net increase in cash	1,758,036	905,276
Cash at beginning of period	257,382	93,082

Cash at end of period	$2,015,418	$998,358

Cash paid during the year for:
Interest	$283,248	$214,979

Noncash investing and financing activities:
Purchase of equipment under capital lease obligations	$—	$87,842

Issuance of warrants for debt issuance costs	$585,710	$331,002

Issuance of warrants with debt and beneficial conversion feature	$3,727,949	$—

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

NOTE 2 — INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined by the first-in, first-out method. Inventories consist of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$311,272	$270,165
Work in progress	470,922	206,386
Finished goods	212,978	52,467

	995,172	529,018
Less allowance for obsolete and slow moving items	41,683	35,477

	$953,489	$493,541

NOTE 3 — SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001 and effective as of January 15, 2001. For the nine months ended September 30, 2003 and 2002, the Company recorded severance costs totaling $157,448 and $159,152, respectively. These costs have been classified from Other Expense, as previously reported, to General and Administrative expense.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards for the periods ended September 30:

	Three months ended		Nine Months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss, as reported	$(1,244,704)	$(549,333)	$(2,143,904)	$(1,690,576)
Total stock-based compensation expense determined under fair-value-based method	$(220,274)	$(31,773)	$(429,922)	$(95,318)

Pro forma net loss	$(1,464,978)	$(581,106)	$(2,573,826)	$(1,785,894)

Basic and diluted loss per share: As reported	$(0.06)	$(0.03)	$(0.10)	$(0.09)
Pro forma net loss per share	$(0.07)	$(0.03)	$(0.12)	$(0.09)

NOTE 6 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Earnings (loss) per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic earnings (loss) per share were 21,336,198 and 20,775,608 for the three months ended September 30, 2003 and 2002, respectively and 21,256,621 and 20,062,652 for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, there were 9,144,833 shares of potentially issuable common stock. Because of the net loss for the three months and nine months ended September 30, 2003 and 2002, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 7 — FINANCING EVENTS

Convertible Notes Payable

On June 25, 2003 the Company completed a private placement and issued $5.3 million of Convertible Notes due June 25, 2006. The transaction provided the Company with approximately $4.7 million in net proceeds. Interest accrues on the notes at 6% and is payable quarterly. Of the $5.3 million of notes issued, $75,000 were issued to Herbert L. Lucas, a director of the Company. The principal balance is convertible into shares of the Company’s common stock at a conversion price equal to $1.05 per share, subject to certain anti-dilution adjustments. The Company exercised its right to force conversion of all the notes into shares of the Company’s common stock, because the common stock traded at $2.10 or higher for 20 trading days within a 30-consecutive day trading period. As of November 11, 2003, the common stock has traded at $2.10 or higher for the 20 trading days within a 30-consecutive day trading period. Accordingly, the Company will issue 5,047,559 shares upon conversion of the notes effective December 15, 2003.

In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, an embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds of the note equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock into which the note is convertible, multiplied by the number of shares into which the note is convertible (intrinsic value). The fair value of the Company’s common stock on June 25, 2003 was $1.77, resulting in a beneficial conversion feature of $0.72 per share. As a result, the Company recorded a discount on the note for the beneficial conversion feature of approximately $3.6 million, which is being recognized as interest expense over the earlier of the term of the notes (3 years) or upon the conversion of the notes into the Company’s common stock. The convertible notes payable totaled $5,300,000 less the discount of $3,331,429 or $1,968,571 at September 30, 2003.

In consideration of certain placement services, the Company paid Taglich Brothers, Inc. a cash fee of approximately $200,000, issued $300,000 of convertible notes and issued warrants to purchase up to 476,191 shares at $1.155 per share. Michael N. Taglich, an affiliate of Taglich Brothers, Inc. became a director of the Company on August 17, 2003. The fair value of the warrants was determined using the Black-Scholes option pricing model using the following assumptions: volatility of 72%, term of five years, risk-free interest rate of 3.36% and 0% dividend yield. The fair value of the warrants totaled approximately $586,000. The total debt issuance costs of

$1,250,813 are being amortized as interest expense over the earlier of the term of the notes (3 years) or upon conversion of the notes into the Company’s common stock. Conversion of the notes will be effective during the fourth quarter of 2003, at which time the debt issuance costs will be fully amortized.

The notes and warrants include registration rights requiring the Company to file a registration statement with the Securities and Exchange Commission (SEC) registering, for resale, the shares of common stock issuable upon conversion of the notes or exercise of the warrants. The registration statement was to be filed no later than 60 days after the final closing date (June 25, 2003) with an effective date no later than 150 days after the final closing date. The Company filed the registration statement on August 13, 2003, and it was declared effective by the SEC on November 6, 2003.

Short Term Notes Financing

Between April 30, 2003 and May 6, 2003 the Company issued $550,000 of subordinated notes to a group of accredited investors, including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such subordinated notes. The transaction provided the Company with approximately $505,000 in net proceeds. In conjunction with the sale of these notes the Company granted warrants to purchase 235,722 shares of the Company’s common stock (including 32,144 warrants granted to Mr. Lucas) at $1.11 per share exercisable for three years. The notes were unsecured and did not accrue interest. The notes were paid in full on June 25, 2003 with the proceeds received from the Convertible Note financing discussed above.

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

The warrants include registration rights requiring the Company to register the underlying shares of common stock with the SEC. The Company filed an S-2 registration statement covering the underlying shares on August 13, 2003, and such registration statement was declared effective by the SEC on November 6, 2003.

NOTE 8 — RESEARCH AND DEVELOPMENT AGREEMENT

The Company entered into a Letter of Intent with BioNutrics, Inc. during the quarter ended December 31, 2002 that states the Company will sub-license two separate products to BioNutrics and enter into a Research and Development Agreement covering use of the Company’s CDT technology in conjunction with certain patented Active Pharmaceutical Ingredients or proprietary formulations owned by BioNutrics. The agreement called for a non-refundable up front fee of $200,000 in the form of a cash payment and note receivable. The cash payment of $100,000 was received in December 2002 and the note agreement was executed during the nine months ended September 30, 2003. The note is due nine months after the execution of a license, development and sales agreement. The $200,000 fee is included in deferred revenue and will be recognized when the Company has satisfied its obligations. The Company has not yet entered into the license, development and sales agreement.

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

     During the nine months ended September 30, 2003, the Company determined that severance costs related to the separation agreement discussed in Note 3 that were classified as ‘Other expense’, should have been classified as ‘General and Administrative expense’ on the Statement of Operations. These costs totaling $157,448 and $159,152 for the nine months ended September 30, 2003 and 2002, respectively have been reclassed in General and Administration expense in the accompanying Statement of Operations.

     The following is a summary of the effects of such restatement on the Company’s financial statements as of December 31, 2002 and for the year then ended:

	As Originally
	Reported	As Restated

Balance Sheet:
Current assets	$1,645,766	$1,541,942
Total assets	4,013,837	3,910,013
Accumulated deficit	(12,830,343)	(12,934,167)
Stockholders’ equity	1,231,907	1,128,083
Statement of Operations:
General and Administrative expense	$2,470,292	$2,733,268
Operating profit (loss)	$(2,006,206)	$(2,269,182)
Other expense (severance costs)	$(159,152)	$(0)
Net earnings (loss)	$(2,557,328)	$(2,661,152)
Net loss per share	$(0.13)	$(0.14)

     The following is a summary of the effects of such restatement on the Company’s financial statements for the three months ended September 30, 2002:

Statement of Operations:
General and Administrative expense	$565,331	$592,169
Operating profit (loss)	$(442,776)	$(469,614)
Net profit (loss)	$(522,495)	$(549,333)
Net loss per share	$(0.03)	$(0.03)

     The following is a summary of the effects of such restatement on the Company’s financial statements for the nine months ended September 30, 2002:

Statement of Operations:
General and Administrative expense	$1,708,300	$1,894,290
Operating profit (loss)	$(1,216,959)	$(1,402,949)
Other expense (severance costs)	$(159,152)	$(0)
Net earnings (loss)	$(1,663,738)	$(1,690,576)
Net loss per share	$(0.08)	$(0.09)

NOTE 10 — NEW ACCOUNTING PRONOUNCEMENTS

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

On January 17, 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 interprets ARB No. 51, Consolidated Financial Statements, as amended by FASB Statement No.

94, Consolidation of All Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. The Company believes its adoption of this new accounting standard will not have a material impact on the Company’s results of operations or financial position, as the Company does not have variable interest entities.

NOTE 11 —REGISTRATION STATEMENT on Form S-2

On August 13, 2003, the Company filed a Registration Statement on Form S-2, registering 9,450,660 shares of its common stock which was declared effective by the Securities and Exchange Commission on November 6, 2003. The Company filed and requested the effectiveness of the registration statement to satisfy its obligations in connection with certain private placement transactions entered into between February 2002 and June 2003.

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

Net Revenues

Net revenues decreased 3% percent or $49,863 to $1,595,267 for the quarter ended September 30, 2003 from net revenues of $1,645,130 for the quarter ended September 30, 2002 and increased 4% or $222,480 to $5,420,882 for the nine months ended September 30, 2003 from net revenues of $5,198,402 for the nine months ended September 30, 2002. An analysis of the Company’s revenue-generating centers is outlined below:

Revenue Generating Profit Centers

The Company operates two primary revenue-generating centers:

1.      Manufacturing Center (Probiotics business) - consisting of two sub-centers as outlined below:

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

2.      Licensing Fees, Research & Development Contracts and Royalties Center (Drug delivery business)- The Company generates licensing fees, research and development contracts and royalties for the formulation of Controlled Delivery Technology prescription drugs, Over-the-Counter (OTC) products, and dietary supplements. Licensing agreements and research and development contracts are expected to include royalty revenues that would be recognized in future years. The Company believes any contract for prescription drugs would not result in royalty revenues before 2006. Royalties for dietary supplements are expected to increase this year and beyond as CDT Glucosamine/Chondroitin and other CDT products are sold to Wal-Mart, Rite-Aid, Trader Joes’s and other retail. The Company does not anticipate receiving significant royalties from Archer Daniels Midland during the remainder of 2003 or 2004.

Manufacturing Revenues

The Company’s manufacturing revenues decreased 11% or $187,160 to $1,457,970 for the quarter ended September 30, 2003 from revenues of $1,645,130 for the quarter ended September 30, 2002 and decreased three percent or $179,246 to $4,964,164 for the nine months ended September 30, 2003 from revenues of $5,143,410 for the nine months ended September 30, 2002.

Dietary supplement manufacturing revenues increased 25% or $183,154 to $930,597 for the quarter ended September 30, 2003 from revenues of $747,443 for the quarter ended September 30, 2002 and increased 30% or $762,367 to $3,342,116 for the nine months ended September 30, 2003 from revenues of $2,579,749 for the nine months ended September 30, 2002. The increase in dietary supplement manufacturing revenues during the quarter and nine months ended September 30, 2003 are attributable to sales of CDT Glucosamine/Chondroitin products introduced during the first quarter of 2003. Sales of CDT Glucosamine/Chondroitin were $182,875 and $799,689 for the quarter and nine-month period, respectively. However, one of the Company’s largest dietary supplement customers, Rexall Sundown, was recently acquired by NBTY, Inc., which had previously been a significant customer of the Company. While the Company has not received any indication of a change in its relationship with Rexall Sundown, NBTY is known to reduce purchases from outside vendors. Accordingly, this acquisition could have an adverse effect on our dietary supplement sales. The sales to Rexall Sundown for the nine months ended September 30, 2003 and 2002 were $1,118,476 and $1,142,438 respectively. It remains unclear whether this change in ownership will have any impact on the Company’s future sales.

Fermentation revenues decreased 41% or $370,314 to $527,373 for the quarter ended September 30, 2003 from revenues of $897,687 for the quarter ended September 30, 2002 and decreased 37% or $941,613 to $1,622,048 for the nine months ended September 30, 2003 from revenues of $2,563,661 for the nine months ended September 30, 2002. The decline is mainly attributable to the loss of substantially all sales to one major customer (NBTY) and a decrease in sales to another major customer (Supplemental Sciences). Sales to NBTY declined $189,403 and $638,622 for the quarter and nine-month periods, as compared to the corresponding periods in 2002. Sales to Supplemental Sciences declined $164,716 and $405,717 for the quarter and nine-month periods, as compared to the corresponding periods in 2002. The Company recently learned that Supplement Sciences plans to discontinue substantially all of its purchases from the Company. The loss of Supplement Sciences as a major customer will significantly effect fermentation revenues and the Company does not anticipate that fermentation revenues will recover to prior levels.

Licensing Fees, Research and Development Contracts and Royalties

The Company had no licensing fees and research and development contract revenues for the quarter ended September 30, 2003 or 2002 and revenues for the nine months ended September 30, 2003 were $0 as compared to $54,000 for the nine months ended September 30, 2002. Royalty revenues for the quarter ended September 30, 2003 were $137,297 compared to $0 for the quarter ended September 30, 2002 and royalty revenues for the nine months ended September 30, 2003 were $456,718 as compared to $992 for the nine months ended September 30, 2002. This increase was the result of sales of CDT Glucosamine/Chondroitin products and sales by ADM of Novasoy products which incorporate the Company’s CDT technology. Management anticipates future growth in revenues derived from drug delivery technology licensing fees and research and development contracts. Licensing agreements and research and development contracts are expected to include royalty revenues that will be recognized in future years. Contracts for OTC products and prescription drugs may result in research and development milestone payments during 2004 and thereafter together with royalty revenues after 2005.

Gross Profit

Gross profit increased 9% or $37,992 to $468,694 for the quarter ended September 30, 2003 compared to $430,772 for the quarter ended September 30, 2002 and gross profit increased 47% or $566,405 to $1,766,272 for the nine months ended September 30, 2003 compared to $1,199,867 for the nine months ended September 30, 2002. Gross profit as a percentage of sales was 29% for the quarter ending September 30, 2003 and 26% for the quarter ending September 30, 2002. Gross profit as a percentage of sales was 33% for the quarter ending September 30, 2003 and 23% for the quarter ending September 30, 2002. The decrease in manufacturing revenues had a negative effect on gross profit and gross profit as a percentage of sales but was more than offset by lower manufacturing costs associated with the downsizing of the fermentation facility in April 2003 and increased royalty revenues from CDT technology licenses.

Selling and Marketing Expenses

Selling and marketing expenses increased 36% or $25,553 to $97,212 for the quarter ended September 30, 2003 from $71,659 for the quarter ended September 30, 2002 and increased 36% or $98,585 to $366,710 for the nine months ended September 30, 2003 from $268,125 for the nine months ended September 30, 2002. The Company’s selling and marketing expenses increased for the nine-month period due to the retention of Health Advances to consult with the Company in evaluating and negotiating prospective agreements with pharmaceutical companies. Increased travel and advertising expenses accounted for the increase in selling and marketing expenses for the quarter ended September 30, 2003. Additional expenses are planned in the future as the Company increases its selling efforts in support of CDT Technology.

Research and Development Expenses

Research and development expenses decreased 57% or $134,698 to $101,860 for the quarter ended September 30, 2003 from $236,558 for the quarter ended September 30, 2002 and decreased 39% or $173,339 to $267,062 for the nine months ended September 30, 2003 from $440,401 for the nine months ended September 30, 2002. The higher level of research and development expenses during 2002 was due to the costs associated with the Company’s first human clinical trial conducted as an in vitro/in vivo proof of concept study to support its patented CDT drug delivery system.

General and Administrative Expenses

General and administrative expenses increased 58% or $342,512 to $934,681 for the quarter ended September 30, 2003 compared to $592,169 for the quarter ended September 30, 2002 and increased 24% or $444,719 to $2,339,009 for the nine months ended September 30, 2003 compared to $1,894,290 for the nine months ended September 30, 2002. The increase for the quarter and nine months ended September 30, 2003 is mainly attributed to increased legal costs and services associated with the Company’s financing activities, compliance with new regulatory requirements, expansion of the management team to include Daniel O. Wilds as President and Chief Executive Officer and consulting fees to its Chairman, David T. Howard. In addition, in conjunction with a separation agreement with its former Chief Scientific Officer and its Vice President of Administration, Secretary and Treasurer dated March 31, 2001, the Company recorded severance costs of $157,448 for the nine months ended September 30, 2003 and $159,152 for the nine months ended September 30, 2002. These expenses have been reclassified from Other Expense to General and Administration expense as previously stated.

Operating Profit/Loss

Operating Loss for the quarter ended September 30, 2003 was $665,059 as compared to an operating loss of $469,614 for the quarter ended September 30, 2002. Operating loss for the nine months ended September 30, 2003 was $1,206,509 as compared to an operating loss of $1,402,949 for the nine months ended September 30, 2002. The changes in operating loss are described above.

Interest Expense

Interest expense increased $507,663 to $588,539 for the quarter ended September 30, 2003 compared to $80,876 for the quarter ended September 30, 2002 and increased $741,899 to $956,878 for the nine months ended September 30, 2003 compared to $214,979 for the nine months ended September 30, 2002. The increase was due to the accounting treatment of warrants attached to the subordinated notes that were issued during the quarter ended June 30, 2003 and the increased interest expense from the $1 million loan entered into with a shareholder in 2002. The non-cash portion of the interest expense associated with the convertible notes was approximately $670,000 for the nine months ending September 30, 2003.

Other Income/Expense

Other income was $8,894 for the quarter ended September 30, 2003 compared to other income of $1,157 for the quarter ended September 30, 2002 and other income was $19,483 for the nine months ended September 30, 2003 compared to other expense of $72,648 for the nine months ended September 30, 2002.

Net Earnings

The net loss for the quarter ended September 30, 2003 was $1,244,704 compared to a net loss of $549,333 for the quarter ended September 30, 2002 and the net loss for the nine months ended September 30, 2003 was $2,143,904 compared to a net loss of $1,690,576 for the nine months ended September 30, 2002.

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

During the nine month ended September 30, 2003, the Company determined that severance costs related to the separation agreement discussed in Note 3 that were classified as ‘Other expense’, should have been classified as ‘General and Administrative expense’ on the Statement of Operations. These costs totaling $157,448 and $159,152 for the nine months ended September 30, 2003 and 2003, respectively have been reported in General and Administration expense.

The following is a summary of the effects of such restatement on the Company’s financial statements as of December 31, 2002 and for the year then ended:

	As Originally
	Reported	As Restated

Balance Sheet:
Current assets	$1,645,766	$1,541,942
Total assets	4,013,837	3,910,013
Accumulated deficit	(12,830,343)	(12,934,167)
Stockholders’ equity	1,231,907	1,128,083
Statement of Operations:
General and Administrative expense	$2,470,292	$2,733,268
Operating profit (loss)	$(2,006,206)	$(2,269,182)
Other expense (severance costs)	$(159,152)	$(0)
Net earnings (loss)	$(2,557,328)	$(2,661,152)
Net loss per share	$(0.13)	$(0.14)

The following is a summary of the effects of such restatement on the Company’s financial statements for the three months ended September 30, 2002:

Statement of Operations:
General and Administrative expense	$565,331	$592,169
Operating profit (loss)	$(442,776)	$(469,614)
Net profit (loss)	$(522,495)	$(549,333)
Net loss per share	$(0.03)	$(0.03)

The following is a summary of the effects of such restatement on the Company’s financial statements for the nine months ended September 30, 2002:

Statement of Operations:
General and Administrative expense	$1,708,300	$1,894,290
Operating profit (loss)	$(1,216,959)	$(1,402,949)
Other expense (severance costs)	$(159,152)	$(0)
Net earnings (loss)	$(1,663,738)	$(1,690,576)
Net loss per share	$(0.08)	$(0.09)

Liquidity and Capital Resources

As of September 30, 2003, the Company had working capital of $3,562,025 as compared to negative working capital of $145,692 at December 31, 2002. The change in working capital is the result of the issuance of $5.3 million of convertible notes due September 2006 (“Convertible Notes”) in June 2003 and is offset by the net loss for the nine months ended September 30, 2003. The Company received net proceeds of approximately $4.7 million, after expenses from the sale of the Convertible Notes. The Company believes that it has sufficient resources to fund its drug delivery business at planned levels and to seek collaborative research projects through the third quarter of 2004.

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

The Company has an $800,000 line of credit with a finance company that is secured by its assets. At September 30, 2003, the Company had borrowed $97,139 on its line of credit. The Company’s ability to borrow against this line is limited by the Company’s current accounts receivable balance and restrictions imposed by the lender.

The Company also has an outstanding $1 million loan from an existing shareholder. The loan is secured by a second lien on the Company’s assets and bears interest at a rate of 8% per annum. The loan is due on September 30, 2004 but is subject to mandatory prepayment upon completion of the sale of substantially all the assets of the Company’s probiotic business.

The Company continues to attempt to sell or enter joint venture or partnership arrangements for its probiotic business. However, the proceeds of any such sale, partnership or joint venture must be used to repay outstanding indebtedness and will not be sufficient to provide significant funding for the Company’s drug delivery operations.

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

As of September 30, 2003, the Company had accounts receivable of $774,818 (less $0 for doubtful accounts), as compared to $486,417 as of December 31, 2002 (less $12,524 for doubtful accounts), a net change of $288,401. The increase in accounts receivable is mainly attributable to the accrual of royalty revenue from the sales of CDT products. These royalties are due 30 days after quarter end.

New Accounting Pronouncements

In May 2003, FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on September 1, 2003. The adoption of Statement 150 did not have any effect on the Company’s financial position, results of operations, or cash flows.

On January 17, 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 interprets ARB No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. The Company believes its adoption of this new accounting standard will not have a material impact on the Company’s results of operations or financial position, as the Company does not have variable interest entities.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of “disclosure controls and procedures” in Exchange Act Rule 15d-15(e).

Changes in Internal Controls

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 2. Changes in Securities

On June 5, 2003 the Company issued $5.3 million of Convertible Notes. The Company has notified the holders of the Convertible Notes that all such notes will be converted into shares of common stock effective December 15, 2003. The conversion will result in the issuance of 5,047,559 shares of common stock.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Consulting Agreement between the Company and Dan Ward dated as of November 11, 2003.

10.2	Employment Agreement dated July 2, 2003 by and between Stephen Turner and the Company (incorporated by reference to Exhibit 10.27 of the Registration Statement on Form S-2 filed with the SEC on August 13, 2003)

10.3	Separation Agreement dated August 7, 2003 by and between David T. Howard and the Company (incorporated by reference to Exhibit 10.28 of the Registration Statement on Form S-2 filed on August 13, 2003).

10.4	Advisory Agreement dated August 7, 2003 by and between David T. Howard and the Company (incorporated by reference to Exhibit 10.29 of the Registration Statement on Form S-2 filed on August 13, 2003

31.1	Certification of Daniel O. Wilds pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven H. Moger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Daniel O. Wilds pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven H. Moger pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     A form 8-K was filed on August 8, 2003, under Items 7 and 9, relating to the appointment of Daniel O. Wilds to the positions of President, Chief Executive Officer, and director of the Company.

     A form 8-K was filed on August 14, 2003, under Item 5, relating to the Company’s execution of an evaluation agreement for Drug Delivery Systems dated as of August 1, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date:	November 14, 2003	By:	/s/ Daniel O. Wilds

DANIEL O. WILDS
Chief Executive Officer, President,
(Principal Executive Officer)

Date:	November 14, 2003	By:	/s/ Steven H. Moger

STEVEN H. MOGER
Chief Financial Officer and Vice President of Operations
(Principal Financial Officer)