Form 10KSB/A
period 2003-12-31
SCOLR INC
filed 2004-04-29
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB/A

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

Commission File Number 0-26778

SCOLR, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1689591
(State of Incorporation)	(IRS Employer Identification No.)

3625 132nd Avenue S.E. Bellevue, WA	98006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (425) 373-0171

Securities registered under Section 12(b) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common stock, $.001 par value (Including Associated Preferred Stock Purchase Rights)	American Stock Exchange

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

     The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was last sold, as reported on the American Stock Exchange, as of April 15, 2004 was approximately $91,991,992.

     As of April 15, 2004, there were 30,094,880 shares outstanding of the issuer’s common stock.

EXPLANATORY NOTE

     This amendment to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 is being filed in order to submit the information required to be included in Part III thereof within the period required by General Instruction E(3) to Form 10-KSB.

     As used in this amendment to annual report on Form 10-KSB/A, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “SCOLR” refer to SCOLR, Inc., a Delaware corporation.

     Part III of the registrant’s annual report on Form 10-KSB is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, for our current directors, information with respect to their ages and background.

			Director
Name	Position With Scolr	Age	Since
Daniel O. Wilds	President and Chief Executive Officer, Director	55	2003

David T. Howard (1)	Chairman of the Board, Director	54	2000

Herbert L. Lucas	Director	77	1995

Randall L-W. Caudill, Ph.D.	Director	56	2002

Reza Fassihi, Ph.D.	Director	52	2003

Wayne L. Pines	Director	61	2004

Robert C. Schroeder	Director	37	2003

Michael Sorell, M.D.	Director	57	2004

Michael N. Taglich	Director	39	2003

(1) Mr. Howard served as the Company’s President from May 2000 to August 2003.

     Daniel O. Wilds was appointed the Company’s President and CEO and a Director in August 2003. From 1998 to July 2003, Mr. Wilds served as Chairman, President and CEO of Northwest Biotherapeutics, Inc. Prior to that position, he was President and CEO of Shiloov Biotechnologies (USA), Inc. from 1997 to 1998. From 1992 to 1996, Mr. Wilds was President and CEO of Adeza

Biomedical Corporation, prior to which he served as the President and CEO of Medisense, Inc. and President of Baxter’s Chemotherapy Service. Mr. Wilds has also served as President and COO of Travenol-Genentech, Inc., a joint venture between Baxter International and Genentech, Inc., and has held other domestic and international senior management positions in the biomedical and biopharmaceutical fields. Mr. Wilds currently serves on the board of Helix BioMedix, Inc. and is a member of the Leadership Council for the Albert B. Sabine Vaccine Institute’s Cancer Vaccine Consortium. Mr. Wilds holds a BA from California State University, Los Angeles and an MBA from Northwestern University.

     David T. Howard served as the Company’s President from May 2000 to August 2003 and has provided advisory services to the Company since August 2003. He has served on the Board since May 2000, and was appointed Chairman in September 2003. From 1997 to 2000, Mr. Howard served as President and CEO of Novopharm International. Prior to that position, he was President of Granutec, Inc. (1995 - 1997) and President of Stanley Pharmaceuticals (1990 - 1999). Mr. Howard is Chairman of the Board of Directors of Angiotech Pharmaceuticals, Inc. and serves on the board of MDS Ventures Pacific.

     Herbert L. Lucas has been a Director since 1991. He served as President from 1972 to 1981 of Carnation International in Los Angeles and as a director of the Carnation Company. Since 1982, Mr. Lucas has managed his family investment business. He has served on the boards of various financial and business institutions including Wellington Trust Company, Arctic Alaska Fisheries, Inc., and Sunworld International Airways, Inc. Mr. Lucas has served as Trustee of The J. Paul Getty Trust, the Los Angeles County Museum of Art, The Morgan Library, and Winrock International Institute for Agricultural Research and Development. He was formerly a member of the Board of Trustees of Princeton University. Mr. Lucas received a BA degree in History in 1950 from Princeton University and an MBA degree in 1952 from Harvard University Graduate School of Business Administration.

     Randall Caudill, D. Phil. has served as a member of the Board since 2002. Dr. Caudill is currently President of Dunsford Hill Capital Partners, a financial consulting firm serving early-stage healthcare and technology companies. From 1987 to 1997, while at Prudential Securities, Dr. Caudill established and headed the firm’s San Francisco investment banking practice and served as head of the Mergers and Acquisitions Department and co-head of Prudential’s investment banking division. Dr. Caudill also served as executive director and co-head of mergers and acquisitions at Morgan Grenfell Inc. and vice president in the Mergers and Acquisitions Department of The First Boston Corporation. Dr. Caudill currently serves on the boards of VaxGen, Inc., SBE Inc., RamGen Inc., Northwest Biotherapeutics Inc. and Helix BioMedix Inc. Dr. Caudill received a master’s degree in Public and Private Management from Yale University and earned a doctorate of philosophy while a Rhodes Scholar at Oxford University.

     Michael N. Taglich was appointed to the Board in August 2003. Mr. Taglich has served as the President and co-founder of Taglich Brothers, Inc., a NASD broker-dealer focused on public and private micro cap companies since 1992. From 1987 - 1992, Mr. Taglich was Vice President at Weatherly Securities and currently serves as the Chairman of the Board of Telenetics, Inc. Mr. Taglich earned a BS from New York University.

     Reza Fassihi, Ph.D. joined the Board in November 2003. Dr. Fassihi is the co-inventor and patent holder of three patents in SCOLR’s CDT® platform and is a consultant to the Company. He is currently Professor of Biopharmaceutics and Industrial Pharmacy at Temple University , School of Pharmacy. Dr. Fassihi joined Temple University in 1992 where he has served as professor, director of graduate programs, has chaired various committees and is Co-Chair of PPF (Philadelphia Pharmaceutical Forum). Dr. Fassihi is widely published in more than 100 peer-reviewed professional papers, numerous chapters in books and is credited with more than 300 abstracts. Currently he has ongoing projects in collaboration with various pharmaceutical laboratories. He acts as a consultant to a number of pharmaceutical and nutritional manufacturers, government agencies, and has served as an expert witness on issues related to pharmaceutical products.

     Robert C. Schroeder joined the Board in November 2003. Mr. Schroeder is Vice President, Investment Banking of Taglich Brothers, Inc., and specializes in advisory services and capital raising for small, publicly traded companies. Since joining Taglich Brothers (a NASD broker-dealer focused on public and private micro cap companies) in 1993, Mr. Schroeder has performed securities analysis involving many companies across a wide range of industries. Prior to that, Mr. Schroeder served in various positions in the brokerage and public accounting industry. Mr. Schroeder also serves on the Board of Directors of Telenetics, Inc. and is a member of its audit committee. He is a Chartered Financial Analyst and a member of the Association for Investment Management and Research and a member of the New York Society of Security Analysts. He earned his BS degree in Accounting and Economics from New York University.

     Wayne L. Pines joined the Board in April 2004. Mr. Pines is an international consultant on FDA-related regulatory and media issues and on corporate crisis management. Since 1993, he has been President of Regulatory Services and Healthcare at APCO Worldwide, a public affairs firm in Washington, D.C. Prior to that, Mr. Pines was Executive Vice President of Burson-Martseller, an international public relations agency. Mr. Pines served for ten years at the FDA, as Chief of Consumer Education and Information, Chief of Press Relations and Associate Commissioner of Public Affairs. He is a director of Northwest Biotherapeutics, Inc. and a member of its audit committee and a director of other private biotech companies. A frequent lecturer at educational conferences, he has authored or edited six books on FDA-related issues, medical advertising regulation and crisis management. He is a graduate of Rutgers University.

     Michael Sorell, M.D. has been a Managing Member of MS Capital Advisors, an investment advisory service firm, for more than five years. From July 1986 to February 1992, Dr. Sorell was associated with Morgan Stanley & Co., an investment banking firm, in various capacities, the last being Principal. From March 1992 to July 1994, Dr. Sorell was a partner in a joint venture with Essex Investment Management of Boston, an investment management firm. In August 1994, Dr. Sorell rejoined Morgan Stanley as the emerging growth strategist where he served until February 1996. Prior to March 1992, Dr. Sorell was on the staff of Memorial Sloan-Kettering Cancer Center and worked in clinical development of Schering Plough.

     Our executive officers are generally elected annually at the meeting of our Board of Directors held in conjunction with the annual meeting of stockholders. The following are our current executive officers and their ages as of April 15, 2004:

Name	Age	Office	Position Since
Daniel O. Wilds	55	President and Chief Executive Officer	2003
Gail T. Vitulli	48	Director of Finance, Principal Financial Officer	2004
Stephen J. Turner	33	Vice President, Chief Technical Officer	2003

     The following sets forth the business experience, principal occupations and employment of each of our current executive officers who do not sit on the board (see above for such information with respect to Daniel O. Wilds):

     Stephen J. Turner has worked for the Company since the fall of 1999 and been responsible for the commercialization and application of the CDT®, controlled delivery technology platform. In the winter of 2003, he was promoted to Vice President, Chief Technical Officer of the Company. In addition to Mr. Turner’s involvement in the growth and application of the Company’s technology platform, he is named on one recently issued patent, contributed to numerous additional patent filings, has several industry related publications, and has presented his research findings at numerous academic seminars and symposia. Mr. Turner is an active member in scientific organizations including AAPS (American Association of Pharmaceutical Scientists) and the Controlled Release Society. Mr. Turner holds a BS in Biology with a minor in Geochemistry from Western Washington University.

     Gail T. Vitulli has worked for the Company since the summer of 1999 as Controller, and has been responsible for all aspects of financial reporting for the Company. In January 2004, she was promoted to Director of Finance, Principal Financial Officer. Ms. Vitulli has over twenty years progressive experience in accounting in both public and private industries. She has played a significant role in the development of several start-up companies and has headed large systems implementations. She holds a BA in Business Administration with a major in Accounting from Seattle University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of such reports furnished to us and written representations by certain reporting persons regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to our fiscal year ended December 31, 2003, all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with except that Form 4 reports were not timely filed by Messrs. Caudill, Lucas, Ward and Wilds with respect to one transaction each as a result of inadvertent administrative delays.

Code of Ethics

     The Company has adopted a Code of Business Conduct that applies to its officers, directors and employees. The Code of Business Conduct is available on the Company’s website at www.scolr.com.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of our chief executive officer(s) and our one other most highly compensated executive officers during the fiscal years ended December 31, 2001, 2002 and 2003.

SUMMARY COMPENSATION TABLE

							Long-Term
							Compensation
		Annual Compensation					Awards
							Securities
Name and					Other Annual		Underlying
Principal Position	Year	Salary		Bonus	Compensation		Options
Daniel O. Wilds	2003	95,538	(1)	0	—		250,000
President and CEO	2002				—		—
	2001				—		—
David T. Howard	2003	134,615	(2)	100,000	12,251	(3)	2,500 (2)
President and CEO	2002	210,000	(2)	—	10,800	(3)	—
	2001	210,000	(2)	—	10,800	(3)	—
Steven H. Moger	2003	200,000	(4)	—	—		120,000
Chief Financial	2002	150,000	(4)	—	—		60,000
Officer and Vice	2001	139,583	(4)	—	—		110,000
President of Operations

(1)	Mr. Wilds commenced employment with the Company on August 8, 2003. He received an annual base salary of $240,000 until December 31, 2003. On January 1, 2004, his annual salary was increased to $300,000 with an additional car allowance of $6,000.

(2)	Mr. Howard’s resigned as an executive officer on August 7, 2003 at which time he became a consultant to the Company. The options were granted as part of his director compensation.

(3)	Other compensation paid to Mr. Howard in 2003, consisted of the following: $5,951 for Director’s compensation and $6,300 auto allowance.

(4)	Mr. Moger received an annual base salary of $110,000 until February 2001. From March 2001 to May 2001, his annual salary was $135,000. In June 2001, his annual salary was increased to $150,000. Effective January 1, 2003 his annual base salary was increased to $200,000. Mr. Moger’s employment with the Company terminated as of December 31, 2003.

Stock Options Granted in Fiscal 2003

     The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended December 31, 2003, to the persons named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
		Percent of
	Number of	Total Options
	Securities	Granted to	Exercise
	Underlying Options	Employees	Price
Name	Granted	in 2003	($/Sh)
Daniel O. Wilds	250,000	46%	$2.10
David T. Howard	2,500 (1)	—	$2.28
Steven H. Moger	100,000	19%	$1.05
	20,000	4%	$1.20

(1)	Mr. Howard was granted 2,500 options on October 1, 2003 in accordance with the Directors compensation plan described below.

Option Exercises and Fiscal 2003 Year-End Values

     The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended December 31, 2003, and unexercised options held as of December 31, 2003, by the persons named in the Summary Compensation Table above.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities			Value of Unexercised
			Underlying			In-the-Money
			Unexercised			Options at
			Options at			Fiscal Year-
	Shares Acquired		Fiscal Year-End(#)(1)			End
	on	Value
Name	Exercise(#)	Realized	Exercisable		Unexercisable	Exercisable	Unexercisable
Daniel O. Wilds	—	—	154,545		95,455	$6,181	$3,819
David T. Howard	—	—	482,500		—	$724,450	—
Steven H. Moger	2,500	$1,775	400,000	(1)	—	$520,600	—

(1)	Mr. Moger’s employment with the Company terminated effective December 31, 2003 in connection with the sale of the Company’s probiotics business unit. A separation agreement with Mr. Moger was executed as part of the sale. See “Employment Agreements.”

Compensation of Directors

The Company pays no additional remuneration to employees of the Company who serve as directors. All directors are entitled to reimbursement for expenses incurred in traveling to and from meetings of the Board of Directors. The Board of Directors has adopted the following compensation plan for non-employee directors (“Eligible Directors”): (a) on October 1 of each year each Eligible Director is granted an option exercisable for 30,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of grant, which option shall be fully vested as of the date of grant, (b) on October 1 of the first year of service, each new Eligible Director is granted an option for 2,500 shares for each whole month of service prior to October 1, (c) in the event an Eligible Director resigns prior to October 1 in any year, such eligible Director is granted an option on October 1 of the year of resignation for 2,500 shares for each whole month of service completed prior to the date of designation, and (d) each Eligible Director receives a quarterly cash retainer paid in arrears in the amount of $3,750 for services as a Director.

In accordance with this compensation policy, on October 1, 2003, Mr. Lucas, Dr. Caudill (together with another non-employee director who is no longer serving) were each granted nonqualified stock options exercisable for 30,000 shares and Mr. Howard and Mr. Taglich were each granted 2,500 shares of the Company’s common stock at an exercise price of $2.28 per share.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

The Company entered into a Consulting Agreement with Dr. Fassihi dated December 22, 2000, which has been amended and supplemented by Additional Services Agreements. Under the Consulting Agreement, the Company agreed to pay Dr. Fassihi a monthly retainer of $4,000 and an hourly fee of $100 (which is credited against the retainer) until December 31, 2006, subject to termination under certain circumstances. In addition, the Company is obligated to pay Dr. Fassihi royalties for sales of products relating to certain intellectual property assigned to the Company by Dr. Fassihi. Dr. Fassihi devotes approximately one day per week plus ongoing supervision of projects as necessary to provide services to the Company. Under the terms of his Consulting Agreement, the Company shall own any and all intellectual property relating to the services provided under the agreements. During 2003, the Company paid Dr. Fassihi $48,000 in consulting fees and granted Dr. Fassihi a fully exercisable nonqualified stock option for 100,000 shares of the Company’s common stock at an exercise price of $1.05 per share on April 7, 2003.

On August 7, 2003, Mr. Howard entered into Separation and Advisory Agreements with the Company pursuant to which he resigned as an officer and agreed to provide consulting and advisory services to the Company. In connection with these agreements, Mr. Howard received a bonus of $100,000 and the Company confirmed the vesting of 480,000 of the 800,000 options previously granted to Mr. Howard. Under the terms of the Advisory Agreement, Mr. Howard assists the Company with the development and commercialization of the Company’s drug delivery technology and provides assistance with respect to licenses, strategic alliances and product development. The Advisory Agreement provided for compensation of $20,000 per month and was scheduled to terminate on February 6, 2004. By letter dated December 30, 2003, Mr. Howard’s Advisory Agreement was extended until July 6, 2004, subject to automatic extension until terminated by either party on 60 days notice. In addition, subsequent to

February 6, 2004, Mr. Howard’s compensation was reduced to $10,000 per month.

Mr. Wilds was appointed to the Board of Directors and Chief Executive Officer and President of the Company in August 2003. At that time, the Company approved a termination package that would provide payment equal to six months salary in the event his employment was terminated by the Company without cause.

The Company has an Employment Agreement with Stephen Turner which provides for an annual salary of at least $85,000 (subsequently increased to $140,000 per year) and includes provisions for bonus, salary increases and stock options as determined by the Board. In accordance with the terms of the agreement, Mr. Turner’s employment is “at will” and he may be terminated at any time with or without cause. However, in the event Mr. Turner’s employment is terminated “without cause” (as defined), or by Mr. Turner for “good reason” (as defined), the Company shall continue to pay his then current base salary for six months following the date of termination.

The Company entered a Consulting Agreement with Daniel Ward, a former director, commencing upon his resignation as director on November 11, 2003 and terminates on December 31, 2004. In accordance with his Consulting Agreement, Mr. Ward receives $3,750 per calendar quarter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of April 15, 2004, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each director (iii) each executive officer named in the Summary Compensation Table, and (iv) all of our directors and executive officers as a group.

	Number of
	Shares	Percent of
	Beneficially	Common
Name of Beneficial Owner	Owned(1)	Stock(1)
Archer-Daniels-Midland Company(2)	1,920,000	5.87%
4666 Faries Parkway Decatur, IL 62526
Daniel O. Wilds	236,364	*
Randall L-W. Caudill	92,500	*
David T. Howard	480,000	*
Herbert L. Lucas	887,396	2.86%
Dr. Reza Fassihi	200,000
Robert C. Schroeder	103,207
Wayne L. Pines	0	*
Michael Sorell, M.D.	0	*

	Number of
	Shares	Percent of
	Beneficially	Common
Name of Beneficial Owner	Owned(1)	Stock(1)
Michael N. Taglich(3)	341,396	1.12%
Stephen J. Turner	105,000	*
Gail T. Vitulli	40,833	*
All directors and executive officers as a group (11 persons)	2,630,576	8.04%

*	Less than 1%.

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property law, where applicable, and to the information contained in the footnotes to this table. The number of shares of common stock shown as beneficially owned by the persons named in this table includes all shares of common stock underlying options and warrants exercisable within 60 days of April 15, 2004. The percentage of common stock outstanding is calculated on the basis of 30,094,880 shares of common stock outstanding as of April 15, 2004, except that shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 15, 2004, are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Information regarding Archer-Daniels-Midland is based solely on a Schedule 13G filed with the SEC on February 14, 2000.

(3)	Michael Taglich is the General Partner of a partnership that beneficially owns 50,000 shares of common stock. Mr. Taglich disclaims beneficial ownership of the common stock owned by such partnership.

Equity Compensation Plan Information

     The Company currently maintain a stock incentive plan adopted in 1995, approved by stockholders, that provides for the issuance of our common stock to officers and other employees, directors and consultants. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2003:

Number of shares
remaining available
	Number of shares to		for future issuance
	be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding	(excluding shares
	warrants and	options, warrants	reflected in column
Plan Category	rights(a)	and rights(b)	(a))(c)
Equity compensation plans approved by stockholders	2,502,337	$.95	587,604

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 15, 2004, the Company completed the sale of its probiotics development and manufacturing division to an entity formed and owned by Steven H. Moger, the Company’s former Vice President of Operations, Chief Financial Officer and General Manager of the probiotics division. Mr. Moger resigned his positions with the Company in connection with the sale. The assets sold comprise substantially all of the assets and properties used in connection with the Company’s probiotics division, including equipment, inventory and intellectual property rights. The division engaged in the business of formulating and manufacturing probiotics-based health and dietary supplements for the animal and human nutrition markets. The Company also granted the buyer the right to manufacture and sell certain products utilizing SCOLR’s patented CDT® technology pursuant to a License, Manufacture, and Distribution Agreement also dated as of December 31, 2003. The Company received $722,756 in cash at closing and the Asset Purchase Agreement provides for deferred payments of at least $2 million. The deferred payments are tied to the Buyer’s achievement of certain sales levels and royalties. The consideration for the sale was determined pursuant to arm’s-length negotiations after extensive negotiations with a number of third parties (including industry buyers) and took into account various factors concerning the valuation of the probiotics business, including valuations of comparable companies, the operating results, financial condition and prospects of the division and the opinion of the financial advisor retained by the Company’s Board of Directors. In connection with Mr. Moger’s resignation from the Company, he entered into a Separation Agreement which provided for the vesting of all options previously granted to Mr. Moger and extended the time for him to exercise such options until December 31, 2006.

     Dr. Fassihi assigned the Company all of his right, title and interest in and to the technology known as “oral extended release dosage form based on the principle of controlled hydration “pursuant to an Intellectual Property Assignment and Assumption Agreement dated May 24, 2001. The Company paid Dr. Fassihi $20,000 in connection with execution of this Agreement and an additional $30,000 fee upon issuance of Patent No. 6,517,868 (CDT Patent No. 3). In addition, Dr. Fassihi assigned all of his right, title and interest in the technology known as “multiple compressed asymmetric composite delivery system for release-rate modulation of bioactives” to the Company pursuant to an Intellectual Property Assignment and Assumption Agreement dated August 1, 2002. The Company paid Dr. Fassihi a fee upon execution of the Agreement and agreed to pay an additional fee upon issuance of the first patent. The Company is obligated to pay Dr. Fassihi an annual license maintenance fee, share in upfront payments from customers and pay royalties based on product sales with respect to the intellectual property assigned to the Company under each agreement.

     Between April 30, 2003 and May 6, 2003, the Company issued $550,000 of subordinated notes to a group of accredited investors, including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such subordinated notes. In connection with the sale of these notes, the Company granted warrants to purchase 235,722 shares of the Company’s common stock (including 32,144 warrants granted to Mr. Lucas) at $1.11 per share exercisable for three years. The notes were paid in full on June 25, 2003. For placement services associated with the financing, the Company paid Taglich Brothers, Inc. a fee of $23,750 and issued warrants to purchase 20,357 shares of common stock at $1.11 per share exercisable for three years. Michael N. Taglich and Robert Schroeder, directors of the Company, are affiliates of Taglich Brothers, Inc.

     On June 25, 2003, the Company completed a private placement of $5.3 million of notes due June 25, 2006. Of the $5.3 million of notes issued, $75,000 were issued to Herbert L. Lucas. The principal balance was converted into shares of the Company’s common stock at $1.05 per share in December 2003. In consideration of certain placement services, the Company paid Taglich Brothers, Inc. a cash fee of approximately $200,000, issued $300,000 of convertible notes and issued warrants to purchase up to 476,191 shares at $1.155 per share.

     In February 2004, the Company completed the private placement of 3,206,538 shares of its common stock for $3.25 per share. The purchasers also received five year warrants to purchase 801,636 shares of common stock at an exercise price of $4.75 per share. Rodman & Renshaw acted as the lead placement agent for the transaction and Taglich Brothers, Inc. assisted in the financing. The placement agents received a cash commission of $729,487 and warrants to purchase 224,458 shares, of which Taglich Brothers, Inc. received $174,965 and warrants to purchase 53,846 shares. In addition, Mr. Taglich purchased 49,631 shares of common stock and warrants to purchase 12,408 shares as part of the private placement.

     During March 2002, the Company entered an exclusive patent license agreement with Arthur-Daniels-Midland (“ADM”), the owner of approximately 6% of the Company’s common stock, which granted ADM an exclusive license and right of first refusal to develop and market certain dietary supplement and nutraceutical products using the Company’s CDT Technology. During 2002, the Company received $50,000 for reimbursement of research and development costs associated with one product. The Company realized revenues of $195,788 through sales and royalties from ADM during 2003 and will receive royalties based on a percentage of net sales of the licensed products sold by ADM each quarter.

     The Company engaged Dunsford Hill Capital Partners (“Dunsford Hill”) in March 2003 to provide strategic and financial advice to the Company and to assist organizing and preparing the Company for a private equity financing. Dr. Randall Caudill, a director, is the owner of Dunsford Hill. Under the terms of the engagement, the Company agreed to pay Dunsford Hill $75,000 over the six month term of the engagement and granted Dunsford Hill a five-year warrant to purchase 100,000 shares of the Company’s common stock at a price of $1.00 per share. In April 2003, Dunsford Hill and the Company agreed to reduce the cash payment to Dunsford Hill to $25,000 and the amount of the warrant to 50,000 shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit
Number	Notes	Description
2.1	(14)	Asset Purchase Agreement by and between SCOLR, Inc. and Nutraceutix, Inc., dated as of December 31, 2003

4.1	(5)	SCOLR, Inc. Certificate of Incorporation, as amended

4.2	(12)	Certificate of Designation of Series A Junior Participating Preferred Stock of SCOLR, Inc.

4.3	(4)	SCOLR, Inc. Bylaws, as amended

10.1	(9)	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003

10.2	(15)	Form of 6.0% Convertible Note dated June 25, 2003

10.3	(15)	Form of Common Stock Purchase Warrant dated June 25, 2003

10.4	(15)	Convertible Note Purchase Agreement dated June 25, 2003

10.5	(19)	Securities Purchase Agreement dated February 24, 2004

10.6	(19)	Registration Rights Agreement dated February 24, 2004

10.7	(19)	Form of Common Stock Purchase Warrant dated February 24, 2004

10.8	(6)	Promissory Note to Clyde Berg in the principal amount of $1 million together with related Security Agreement and Warrant Agreement dated September 30, 2002

10.9	(1)	Company 1995 Stock Option Plan, together with amendment No. 1 thereto

10.10	(10)	Amendment No. 2 to Company 1995 Stock Option Plan

10.11	(15)	Form of Incentive Stock Option Agreement

Exhibit
Number	Notes	Description
10.12	(15)	Form of Nonqualified Stock Option Agreement

10.13	(7)	Exclusive Patent License Agreement dated March 8, 2002, by and between Archer-Daniels-Midland Company and the Company

10.14	(15)	Research and Transfer Agreement dated September 11, 1998, by and among Temple University, Dr. Reza Fassihi, and the Company

10.15	(15)+	License Agreement dated December 22, 1998, as amended, by and between Temple University and the Company

10.16	(15)+	License Agreement dated September 6, 2000, by and between Temple University and the Company

10.17	(15)+	Master Research and Development Agreement dated May 1, 2001, by and between Temple University and the Company

10.18	(15)	Consulting Agreement dated December 22, 2000, by and between Dr. Reza Fassihi and the Company

10.19	(15)+	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, by and between Dr. Reza Fassihi and the Company

10.20	(15)+	License Agreement dated September 1, 2001, by and between Temple University and the Company

10.21	(15)+	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, by and between Dr. Reza Fassihi and the Company

10.22	(15)	Additional Services Agreement dated August 7, 2002, by and between Dr. Reza Fassihi and the Company

10.23	(14)	License, Manufacture, and Distribution Agreement by and between SCOLR, Inc. and Nutraceutix, Inc., dated as of December 31, 2003

10.24	(15)	Building Lease — 3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003

10.25	(11)	Separation Agreement dated January 15, 2001, by and between William D. St. John and the Company

10.26	(15)	Employment Agreement dated July 2, 2003, by and between Stephen Turner and the Company

10.27	(15)	Separation Agreement dated August 7, 2003, by and between David T. Howard and the Company

Exhibit
Number	Notes	Description
10.28	(15)	Advisory Agreement dated August 7, 2003, by and between David T. Howard and the Company

10.29	(18)	Amendment to Advisory Agreement dated December 30, 2003, by and between David T. Howard and the Company

10.30	(14)	Separation Agreement dated December 31, 2003, by and between Steven H. Moger and the Company

10.31	(6)	Loan and Security Agreement dated April 30, 2002, by and between Access Business Finance LLC and the Company

10.32	(8)	Second Amendment of Loan and Security Agreement dated May 1, 2003, by and between Access Business Finance LLC and the Company

10.33	(20)	Letter Agreement between the Company, Michael N. Taglich and Tag Kent Partners dated March 2, 2004

23.1	(20)	Consent of Grant Thornton LLP, Independent Certified Public Accountants

31.1	*	Certification of Daniel O. Wilds pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Gail Vitulli pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Daniel O. Wilds pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Gail Vitulli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes

+  Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

*  Included herewith.

(1) Incorporated by reference to the Company’s registration statement on Form 10-SB (File No. 000-24693), filed with the SEC on July 27, 1998.

(2) Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form 10-SB (File No. 000-24693), filed with the SEC on March 25, 1999.

(3) Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1999.

(4) Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2001.

(5)	Incorporated by reference to the Company’s Form 10-QSB for the quarterly period ending June 30, 2002.

(6)	Incorporated by reference to the Company’s Form 10-QSB for the quarterly period ending September 30, 2002.

(7)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Company’s Form 10-QSB for the quarterly period ending March 31, 2003.

(9)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on May 5, 2003.

(10)	Incorporated by reference to the Company’s registration statement on Form S-8 (File No. 333-40290), filed with the SEC on June 28, 2000.

(11)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on April 6, 2001.

(12)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on November 6, 2002.

(13)	Incorporated by reference to the Company’s Form 10-QSB/A for the quarterly period ending June 30, 2003.

(14)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on January 23, 2003.

(15)	Incorporated by reference to the Company’s registration statement on Form S-2, File No. 333-107906, filed with the SEC on August 13, 2003.

(16)	Incorporated by reference to Amendment No. 1 to the Company’s registration statement on Form S-2 (File No. 333-107906), filed with the SEC on October 3, 2003.

(17)	Incorporated by reference to Amendment No. 2 to the Company’s registration statement on Form S-2 (File No. 333-107906), filed with the SEC on October 30, 2003.

(18)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s S-2 registration statement on Form S-3 (File No. 333-107906), filed with the SEC on January 29, 2004.

(19)	Incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on February 26, 2004.

(20)	Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

(b) Reports on Form 8-K

A form 8-K was filed on November 12, 2003, under Item 9, relating to (i) the appointment of Dr. Reza Fassihi and Robert C. Schroeder to its Board of directors, (ii) the effectiveness of its Registration Statement on Form S-2, and (iii) the conversion of $5.3 million of convertible notes into common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged Grant Thornton LLP as our principal accountant. The following table summarizes fees we have paid Grant Thornton LLP for independent auditing, tax and related services for each of the last two fiscal years:

	2003	2002
	(in thousands of US dollars)
Audit fees (1)	98,680	72,595
Audit-related fees (2)
Tax fees (3)	15,157
All other fees (4)	35,355	9,795

(1) Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report on Form 10-KSB.

(2) Audit-related fees represent amounts we were billed in each of the years presented for assurance and related services that are reasonably related to the performance of the annual audit or quarterly reviews. This category primarily includes services relating to internal control assessments and accounting-related consulting.

(3) Tax fees represent amounts we were billed in each of the years presented for professional services rendered in connection with tax compliance, tax advice, and tax planning.

(4) All other fees represent amounts we were billed in each of the years presented for services not classifiable under the other categories listed in the table above. Grant Thornton LLP rendered no such services during the last two years.

The engagement of the Company’s auditor is approved by the Audit Committee and ratified by the full Board of Directors in advance of the engagement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date: April 29, 2004	By:	/s/ Daniel O. Wilds

DANIEL O. WILDS
Chief Executive Officer, President,
(Principal Executive Officer)

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel T. Wilds his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Randall L-W. Caudill	Director

Reza Fassihi	Director

/s/ DAVID T. HOWARD David T. Howard	Chairman of the Board	April 29, 2004

/s/ HERBERT L. LUCAS Herbert L. Lucas	Director	April 29, 2004

Director

Signature	Title	Date
Wayne L. Pines

/s/ ROBERT C. SCHROEDER	Director	April 29, 2004
Robert C. Schroeder

Director
Michael Sorell, M.D.

/s/ MICHAEL N. TAGLICH	Director	April 29, 2004
Michael N. Taglich

/s/ GAIL T. VITULLI	Director of Finance, Controller	April 29, 2004
Gail T. Vitulli	(Principal Financial and Accounting Officer)

/s/ DANIEL O. WILDS Daniel O. Wilds	President, Chief Executive Officer (Principal Executive Officer) and Director	April 29, 2004