Form 10QSB
period 2004-03-31
SCOLR INC
filed 2004-05-17
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-24693

SCOLR, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	91-1689591 (I.R.S. EMPLOYER IDENTIFICATION NO.)

3625 132ND Avenue S.E.
BELLEVUE, WASHINGTON 98006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(425) 373-0171
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Number of shares of issuer’s common stock outstanding as of May 7, 2004: 30,449,591

Transitional Small Business Disclosure Format: Yes [   ] No [X]

SCOLR, INC.
FORM 10-QSB

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003
Statements of Operations for the three month periods ended March 31, 2004 and March 31, 2003 (unaudited)
Statements of Cash Flows for the three month periods ended March 31, 2004 and March 31, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II OTHER INFORMATION
Item 2. Changes in Securities
Item 6. Exhibits and Reports on Form 8-K
Exhibit Index
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.1
EXHIBIT 3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR, Inc.

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,810,048	$1,282,656
Accounts receivable	207,345	716,676
Current portion of notes receivable	271,640	961,854
Prepaid expenses	171,219	227,363

Total current assets	10,460,252	3,188,549
PROPERTY AND EQUIPMENT — net	450,699	299,371
OTHER ASSETS
Intangible assets — net	403,452	359,409
Noncurrent portion of notes receivable	1,600,380	1,660,615

	$12,914,783	$5,507,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$—	$155,488
Current maturities of capital lease obligations	54,985	52,801
Stockholder loan payable, less discount on debt of $10,677	—	989,323
Accounts payable — trade	332,319	544,246
Accrued liabilities	221,632	529,584
Deferred revenue	100,000	100,000

Total current liabilities	708,936	2,371,442
CAPITAL LEASE OBLIGATIONS, less current maturities	36,384	50,979
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value	30,200	26,463
Additional contributed capital	34,730,570	24,735,764
Accumulated deficit	(22,591,307)	(21,676,704)

Total stockholders’ equity	12,169,463	3,085,523

	$12,914,783	$5,507,944

     The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Net revenues	$133,294	$1,705,261
Cost of revenues	—	1,108,325

Gross profit	133,294	596,936
Operating expenses
Marketing and selling	41,431	84,898
Research and development	314,806	72,080
General and administrative	687,258	699,334

	1,043,495	856,312

Operating loss	(910,201)	(259,376)
Other income (expense)
Interest expense	(25,137)	(117,153)
Other	20,735	9,400

	(4,402)	(107,753)

NET LOSS	$(914,603)	$(367,129)

Net loss per share, basic and dilutive	$(0.03)	$(0.02)

     The accompanying notes are an integral part of these financial statements.

SCOLR, Inc.

STATEMENTS OF CASH FLOWS
Three Months ended March 31,
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(914,603)	$(367,129)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	44,135	119,280
Amortization of debt discount		41,375
Loss on the sale of equipment	444
Gain on sale of intangible assets	—	(5,670)
Warrants issued for services	21,071	—
Changes in assets and liabilities
Accounts receivable	509,331	(450,513)
Notes receivable	750,449	(58,461)
Inventories	—	(106,741)
Prepaid expenses	56,144	(45,828)
Accounts payable	(211,927)	305,016
Accrued liabilities and deferred revenue	(307,952)	285,243

Net cash used in operating activities	(52,908)	(283,428)

Cash flows from investing activities:
Proceeds from sale of intangible assets	—	130,000
Purchase of equipment and furniture	(178,766)	—
Patent and technology rights expenditures	(61,184)	(93,718)

Net cash provided by (used in) investing activities	(239,950)	36,282

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(12,411)	(130,128)
Payments on Shareholder loan	(989,323)	—
Net proceeds (payments) on line of credit	(155,488)	171,261
Net proceeds from issuance of common stock, net of costs	9,977,472	—

Net cash provided by financing activities	8,820,250	41,133

Net increase (decrease) in cash	8,527,392	(206,013)
Cash at beginning of period	1,282,656	257,382

Cash at end of period	$9,810,048	$51,369

Cash paid during the year for:
Interest	$25,137	$75,971

     The accompanying notes are an integral party of these financial statements.

SCOLR, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended December 31, 2003.

NOTE 2 — FINANCING EVENTS

The Company issued 3,206,538 shares of its common stock and warrants (“Warrants”) to purchase 801,636 shares of common stock as of February 26, 2004. The common stock was sold at $3.25 and $3.63 per share for gross proceeds of approximately $10.4 million. The Warrants are exercisable until February 23, 2009 at $4.75 per share, subject to customary anti-dilution provisions. After a period of 12 months following the effective date of a registration covering the resale of shares issued upon exercise of the Warrants, the Company has the right to call the Warrants for cancellation if the volume weighted average price of the common stock is above $8.00 for 20 consecutive trading days.

Rodman & Renshaw acted as the lead placement agent for the transaction and Taglich Brothers, Inc. assisted in the financing. The placement agents received a cash commission of $729,487, and Warrants to purchase 224,458 shares of common stock, of which Taglich Brothers, Inc. received $174,965 and Warrants to purchase 53,846 shares. Michael N. Taglich and Robert Schroeder, directors of the Company, are affiliates of Taglich Brothers. In addition, Mr. Taglich (and a partnership of which Mr. Taglich is a general partner) purchased 49,631 shares of common stock and Warrants to purchase 12,408 shares as part of the private placement. However, Mr. Taglich’s agreement with the Company was amended to increase the purchase price applicable to the 49,631 shares purchased by him to $3.63 per share.

The Company also issued (i) 32,000 shares of common stock and a Warrant to purchase 15,000 shares to an unaffiliated third party as a finder’s fee, and (ii) 23,077 shares of common stock and Warrants to purchase 5,679 shares to Rostrevor Partners in partial payment of its advisory fee in connection with the sale of the Company’s probiotics business.

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

NOTE 3 — NOTE RECEIVABLE

Effective December 31, 2003, the Company sold its probiotics development and manufacturing business. The purchase price was $2.72 million. The purchase price included the initial payment of $722,756 paid January 2004 and the Deferred Purchase Price of $2 million. The Deferred Purchase Price consists of the following; (1) Percentage of Buyers Total Covered Sales of 0%-10% per year as defined in the agreement, and (2) Royalty fee equal to 10% of the Controlled Delivery Technology sales. There are also minimum payments that must be made each year regardless of the sales levels or royalty amounts calculated. Payments of the Deferred Purchase Price shall be made quarterly. Such payments shall be made for a period equal to the longer of (a) four years, or (b) until the combined total of payments of the Deferred Purchase Price and Royalty payments equals $2 million. The Company has calculated the present value of the $2 million based on estimated projected payments and using a rate equal to the Federal Treasury’s five-year treasury bill rate of 3.27% at December 31, 2003. The amount was recorded as Notes Receivable at December 31, 2003. As of March 31, 2004 there have been no payments received on the note.

NOTE 4 — SHAREHOLDER LOAN PAYABLE

On September 30, 2002, the Company received a $1,000,000 secured loan from an existing shareholder bearing interest at a rate of 8%. At December 31, 2003, the balance of the loan was $989,323, net of a discount of $10,677. Payment in full of the note plus accrued interest of $3,507 was made upon the closing of the sale of the probiotics business in January 2004.

NOTE 5 — LINE OF CREDIT

The Company had a line of credit for a term of one year with a borrowing base equal to the lesser of 90% of eligible trade receivables or $800,000. The line was collateralized by accounts receivable, inventories, and equipment. The last advance was in December 2003. The balance remaining at December 31,2003 was $155,488. The remaining balance was paid in full at closing of the sale of the probiotics business in January 2004.

NOTE 6 — SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001 and effective as of January 15, 2001. For the three months ended March 31, 2003, the Company recorded severance costs totaling $157,448. These costs have been reclassified from Other Expense, as previously reported, to General and Administrative expense

NOTE 7 — STOCK OPTIONS

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards for the periods ended March 31:

	2004	2003
Net loss, as reported	$(914,603)	$(367,129)
Total stock-based compensation expense determined under fair-value-based method	$(83,107)	$(30,652)

Pro forma net loss	$(997,710)	$(397,781)

Basic and diluted loss per share:
As reported.	$(0.03)	$(0.02)
Pro forma net loss per share	$(0.04)	$(0.02)

NOTE 8 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Earnings (loss) per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic earnings (loss) per share were 27,643,265 and 21,198,947 for the three months ended March 31, 2004 and 2003, respectively,. At March 31, 2004, there were 4,743,562 shares of potentially issuable common stock. Because of the net loss for the three months ended March 31, 2004 and 2003, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 9 — RECLASSIFICATION OF FINANCIAL INFORMATION

     During the year ended December 31, 2003, the Company determined that severance costs related to the separation agreement discussed in Note 6 that were classified as ‘Other expense’, should have been classified as ‘General and Administrative expense’ on the Statement of Operations. These costs totaling $157,448 for the three months ended March 31, 2003 have been reported in General and Administration expense.

     The following is a summary of the effects of such reclassification on the Company’s financial statements as of March 31, 2003:

	As Originally
	Reported	As Reclassified
Statement of Operations:
General and Administrative expense	$541,886	$699,334
Operating loss	$(101,928)	$(259,376)
Other expense (severance costs)	$(157,448)	$(0)
Net loss	$(367,129)	$(367,129)
Net loss per share	$(0.02)	$(0.02)

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part 1 of this Quarterly Report and in the Company’s 2003 Annual Report on Form 10-KSB.

Except for the historical information contained herein, the matters discussed in this quarterly report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” or similar expressions, are forward-looking statements. Many of the factors that will determine our future results are beyond our ability to control or predict. Important factors that may affect future results include, but are not limited to: impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing and uncertainty of market acceptance of new products. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. A more detailed discussion of these factors is presented in the Company’s 2003 Annual Report on Form 10-KSB under the heading “Outlook — Issues and Uncertainties.”

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

On January 15, 2004 we completed the sale of our probiotics development and manufacturing division to Nutraceutix, Inc., a new entity formed by Steven H. Moger, the Company’s former Vice President of Operations, Chief Financial Officer and General Manager of the probiotics division. The assets sold comprised substantially all of the assets and properties used in connection with our probiotics division. We also granted the buyer the right to manufacture and sell certain products utilizing our CDT technology. We received $722,756 in cash at closing and the agreement provides for deferred payments of at least $2 million. The deferred payments are tied to the buyer’s achievement of certain sales levels and royalties. In connection with the sale we repaid indebtedness of approximately $1,098,500 which had been secured by the assets of the probiotics division.

We have historically generated substantially all of our revenues through the probiotics business which was sold as of December 31, 2003. Except for the deferred purchase price and royalties relating to the CDT technology, we will no longer receive revenues from the probiotics division. Our drug delivery business has begun generating revenue from CDT-based sales in the dietary supplement markets. We expect to realize increased royalty income from our initial CDT dietary supplement in 2004. However, we will continue to incur substantial operating losses for the foreseeable future as we develop our technology, expand our operations and develop systems that support commercialization of our CDT platform. Our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform. Our results of operations going forward will be dependent on our ability to commercialize our technology and generate royalties, development fees, milestone and similar payments.

In recent years, we have generated substantially all of our working capital through the sale of securities. In February 2004, we completed a private placement of 3,206,538 shares of common stock for $3.25 and $3.63 per share together with five-year warrants to purchase 801,636 shares of common stock at $4.75 per share for gross proceeds of $10.4 million.

Net Revenues

Net revenues decreased 92% percent or $1,571,967 to $133,294 for the quarter ended March 31, 2004 from net revenues of $1,705,261 for the quarter ended March 31, 2003. During the first quarter of 2003, our revenues generated by the probiotics business were $1,596,983. The remaining increase of $25,016 was due to increases in royalty revenues.

Royalty revenues for the quarter ended March 31, 2004 were $133,294 compared with $108,278 for the quarter ended March 30, 2003. This increase was the result of sales of CDT Glucosamine/Chondroitin for major retail chains and sales by Archer-Daniels-Midland (ADM) of Novasoy products which incorporate our CDT technology. Royalty revenues for 2004 do not include $66,186 to be paid by the buyer of the probiotics division for sales during the first quarter which will offset the note receivable in connection with the sale of the probiotics division during the second quarter of 2004.

Our drug delivery business has begun generating revenue from CDT-based sales to the dietary supplement markets. These sales are being generated through existing relationships with retailers such as Wal-Mart, Rite-Aid, Trader Joe’s and the General Nutrition Corporation (GNC). We expect to realize increased royalty income from our CDT dietary supplements in 2004.

Gross Profit

Gross profit decreased 78% or $463,642 to $133,294 for the quarter ended March 31, 2004 compared with $596,936 for the quarter ended March 31, 2004. The decrease is attributable to the sale of the probiotics division. Gross profit equals royalty revenues of $133,294 as of March 31, 2004 as there is no direct cost of sales related to these revenues.

Selling and Marketing Expenses

Selling and marketing expenses decreased 51% or $43,467 to $41,431 for the quarter ended March 31, 2004 from $84,898 for the quarter ended March 31, 2003. This decline is primarily attributable to a decrease in personnel in connection with the sale of the probiotics business. Additional expenses are planned in the future as we increase our selling efforts to support our drug delivery business.

Research and Development Expenses

Research and development expenses increased 337% or $242,726 to $314,806 for the quarter ended March 31, 2004 from $72,080 for the quarter ended March 31, 2003. The higher level of research and development expenses during the first quarter of 2004 is consistent with our transition to a company concentrating on developing and commercializing drug delivery technology. These costs consisted of personnel, equipment, and outside consulting support. We expect research and development expenses to continue increasing during 2004 as we develop our technology, expand our operations and develop systems that support commercialization of our CDT platform

General and Administrative Expenses

General and administrative expenses decreased 2% or $12,076 to $687,258 for the quarter ended March 31, 2004 compared to $699,334 for the quarter ended March 31, 2003. Although there are substantial decreases in administrative costs due to the sale of the probiotics business, we incurred offsetting expenses relating to increased legal costs and services associated with our financing activities, compliance with new regulatory requirements, and establishing the infrastructure needed to support increased research and development activities.

Operating Profit/Loss

Operating loss for the quarter ended March 31, 2004 was $910,201 as compared to an operating loss of $259,376 for the quarter ended March 31, 2003. A substantial part of this reduction ($488,658), is due to the decrease in gross profit associated with the sale of the probiotics business. The remaining increase in loss is due to increases in research and development and administrative expenses previously discussed.

Interest expense decreased $92,016 to $25,137 for the quarter ended March 31, 2004 compared with $117,153 for the quarter ended March 31, 2003. The decrease is due to the decrease in debt associated with equipment leases related to the probiotics business and the elimination of the line of credit and shareholder note upon closing of the sale.

Other Income/Expense

Other income was $20,735 for the quarter ended March 31, 2004 compared with other income of $9,400 for the quarter ended March 31, 2003.

Net Earnings

The net loss for the quarter ended March 31, 2004 was $914,603 compared with a net loss of $367,129 for the quarter ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had working capital of $9,751,316 as compared with working capital of $817,107 at December 31, 2003. The change in working capital reflects the sale of 3,206,538 shares of common stock and 801,636 warrants for net proceeds of approximately $9.6 million during February 2004. We believe that we have sufficient resources to fund our drug delivery business at planned levels and to seek collaborative development projects through 2005.

We will require substantial additional financing to implement our business plan to develop our drug delivery business. Our long term financing needs depend largely on our ability to enter into alliances and collaborations that will help finance our business. We will be required to fund research and development costs to create an effective in-house drug delivery development business. Additionally, we will need to fund the significant costs associated with the research and development and commercialization of a drug delivery product. We anticipate that we will need to raise additional financing to fund these efforts.

In connection with the sale of our probiotics business, in January 2004 we repaid our $800,000 line of credit (of which $155,488 was outstanding on December 31, 2003) together with the $1 million loan from a stockholder. As of March 31, 2004, we had notes receivable of $1,872,020, as compared to $2,622,469 as of December 31, 2003, a net change of $750,449. The decrease in notes receivable is primarily due to the $722,756 cash received at closing for the sale of probiotics business. The March 31, 2004 balance consists of the discounted deferred purchase price of $2 million related to the sale of the probiotics division.

As of March 31, 2004, we had accounts receivable of $207,345, as compared to $716,676 as of December 31, 2003, a net change of $509,331. The decrease in accounts receivable is mainly attributable to the collections of receivables from our probiotics division without any continuing sales. At March 31, 2004, the balance consisted of receivables from royalty revenue from the sales of CDT products. These royalties are due 30 days after quarter end.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 30, 2004. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of “disclosure controls and procedures” in Exchange Act Rule 15d-15(e).

Changes in Internal Controls

As previously reported, in connection with the sale of our probiotics division, our Chief Financial Officer resigned and his duties were assumed by the Controller who now serves as our Principal Financial Officer and Director of Finance. As a result, we currently have limited segregation of duties regarding the Company’s accounting and reporting function. Management recognized this limited segregation of duties as a potential deficiency in our internal controls and is implementing procedures to mitigate this deficiency. Based on discussions with our independent auditors, we anticipate that we will undertake additional remedial measures during the second quarter. Other than this change, there were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II: OTHER INFORMATION

Item 2. Changes in Securities

We issued 3,206,538 shares of common stock and warrants (“Warrants”) to purchase 801,636 shares of common stock as of February 26, 2004. The common stock was sold at $3.25 and $3.63 per share for gross proceeds of approximately $10.4 million. The Warrants are exercisable until February 23, 2009 at $4.75 per share, subject to customary anti-dilution provisions. After a period of 12 months following the effective date of a registration covering the resale of shares issued upon exercise of the Warrants, the Company has the right to call the Warrants for cancellation if the volume weighted average price of the common stock is above $8.00 for 20 consecutive trading days.

Rodman & Renshaw acted as the lead placement agent for the transaction and Taglich Brothers, Inc. assisted in the financing. The placement agents received a cash commission of $729,487, and Warrants to purchase 224,458 shares of common stock, of which Taglich Brothers, Inc. received $174,965 and Warrants to purchase 53,846 shares. Michael N. Taglich and Robert Schroeder, directors of the Company, are affiliates of Taglich Brothers. In addition, Mr. Taglich (and a partnership of which Mr. Taglich is a general partner) purchased 49,631 shares of common stock and Warrants to purchase 12,408 shares as part of the private placement. However, Mr. Taglich’s agreement with the Company was amended to increase the purchase price applicable to the 49,631 shares purchased by him to $3.63 per share.

The Company also issued (i) 32,000 shares of common stock and a Warrant to purchase 15,000 shares to an unaffiliated third party as a finder’s fee, and (ii) 23,077 shares of common stock and Warrants to purchase 5,679 shares to Rostrevor Partners in partial payment of its advisory fee in connection with the sale of our probiotics business.

The common stock and Warrants were issued to accredited investors and such sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Section 4(2) of such Act. In connection with the offering, we registered the resale of the common stock and shares to be issued upon exercise of the Warrants with the Securities and Exchange Commission.

Item 5. Other Information

Wayne L. Pines and Michael Sorell, M.D. were appointed to the Company’s Board of Directors as of April 19, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3	Bylaws of the Company, as amended on April 14, 2004.

31.1	Certification of Daniel O. Wilds pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gail T. Vitulli pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Daniel O. Wilds pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gail T. Vitulli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     A Form 8-K was filed on January 24, 2004 under Items 2 and 7 relating to the Company’s sale of its probiotics development and manufacturing division.

     A Form 8-K was filed on February 11, 2004 under Item 9 relating to information provided to investors.

     A Form 8-K was filed on February 26, 2004 under Item 5 relating to the sale of securities and related transactions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.
Date: May 15, 2004	By:	/s/ Daniel O. Wilds
DANIEL O. WILDS
Chief Executive Officer, President, (Principal Executive Officer)

Date: May 15, 2004	By:	/s/ Gail T. Vitulli
Gail T. Vitulli
Principal Financial Officer and Director of Finance