Form 10QSB
period 2004-06-30
SCOLR Pharma, Inc.
filed 2004-08-13
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 000-24693

SCOLR Pharma, Inc.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	91-1689591 (I.R.S. EMPLOYER IDENTIFICATION NO.)

3625 132nd Avenue S.E.
BELLEVUE, WASHINGTON 98006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(425) 373-0171
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of issuer’s common stock outstanding as of August 10, 2004: 30,502,778

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SCOLR Pharma, Inc.
FORM 10-QSB

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR Pharma, Inc.

BALANCE SHEETS

	June 30, 2004
	(Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$8,684,373	$1,282,656
Accounts receivable-net	116,422	716,676
Current portion of notes receivable	311,618	961,854
Prepaid expenses	236,786	227,363

Total current assets	9,349,199	3,188,549
PROPERTY AND EQUIPMENT — net	671,330	299,371
OTHER ASSETS
Intangible assets — net	421,051	359,409
Noncurrent portion of notes receivable	1,466,524	1,660,615

	$11,908,104	$5,507,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$—	$155,488
Current maturities of capital lease obligations	53,873	52,801
Stockholder loan payable, less discount on debt	—	989,323
Accounts payable — trade	172,120	544,246
Accrued liabilities	247,532	529,584
Deferred revenue	—	100,000

Total current liabilities	473,525	2,371,442
CAPITAL LEASE OBLIGATIONS, less current maturities	24,573	50,979
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value	30,490	26,463
Additional contributed capital	34,901,914	24,735,764
Accumulated deficit	(23,522,398)	(21,676,704)

Total stockholders’ equity	11,410,006	3,085,523

	$11,908,104	$5,507,944

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$110,852	$2,120,354	$244,146	$3,825,615
Cost of revenues	—	1,419,712	—	2,528,037

Gross profit	110,852	700,642	244,146	1,297,578
Operating expenses
Marketing and selling	59,641	184,600	101,072	269,498
Research and development	351,566	93,122	721,563	165,202
General and administrative	717,506	704,994	1,349,573	1,404,328

	1,128,713	982,716	2,172,208	1,839,028

Operating loss	(1,017,861)	(282,074)	(1,928,062)	(541,450)
Other income (expense)
Interest expense	(4,901)	(251,186)	(30,039)	(368,339)
Other	91,672	1,189	112,407	10,589

	86,771	(249,997)	82,368	(357,750)

NET LOSS	$(931,090)	$(532,071)	$(1,845,694)	$(899,200)

Net loss per share, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.04)

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF CASH FLOWS
Six Months ended June 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(1,845,694)	$(899,200)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	104,128	240,203
Amortization of discount on debt	—	176,414
Loss on the sale of equipment	445	—
Gain on sale of intangible assets	—	(5,670)
Amortization of debt issuance costs	—	44,750
Warrants issued for services	21,071	—
Changes in assets and liabilities
Accounts receivable	600,254	(733,148)
Notes receivable	844,327	(16,923)
Inventories	—	(391,791)
Prepaid expenses	(9,423)	(80,497)
Accounts payable	(372,126)	50,140
Accrued liabilities and deferred revenue	(382,052)	236,139

Net cash used in operating activities	(1,039,070)	(1,379,583)

Cash flows from investing activities:
Proceeds from sale of intangible assets	—	130,000
Purchase of equipment and furniture	(441,604)	(12,995)
Patent and technology rights expenditures	(96,570)	(148,547)

Net cash used in investing activities	(538,174)	(31,542)

Cash flows from financing activities:	—
Payments on long-term obligations and capital lease obligations	(25,334)	(233,910)
Payments on bridge note payable	—	(550,000)
Payments on shareholder loan	(989,323)	—
Proceeds from long-term obligations	—	42,276
Proceeds from convertible note payable, net of issuance costs	—	4,716,408
Proceeds from bridge note payable	—	505,250
Net proceeds (payments) on line of credit	(155,488)	183,606
Net proceeds from issuance of common stock, net of costs	10,149,106	69,387

Net cash provided by financing activities	8,978,961	4,733,017

Net increase decrease in cash	7,401,717	3,321,892
Cash at beginning of period	1,282,656	257,382

Cash at end of period	$8,684,373	$3,579,274

Cash paid during the period for:
Interest	$30,039	$75,971

The accompanying notes are an integral party of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR Pharma, Inc. (the “Company”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for its fiscal year ended December 31, 2003.

NOTE 2 — STOCKHOLDERS EQUITY

The stockholders approved an increase in the authorized number of shares of Common Stock from 50 million to 100 million at the annual meeting of stockholders held on June 25, 2004. The additional shares have a par value of $.001 per share and are the same class of Common Stock as previously authorized under the Certificate. The Company does not have any current intentions, plans, arrangements, commitments or understandings to issue any shares of its capital stock except in connection with its existing stock option plan, outstanding warrants and the 2004 Equity Incentive Plan.

At the annual meeting of stockholders, the Company’s stockholders also approved the 2004 Equity Incentive Plan (replacing the 1995 Stock Option Plan). The 2004 Equity Incentive Plan authorizes the issuance of up to 2,000,000 shares of common stock, plus 350,104 shares which were previously reserved for issuance under the 1995 Stock Option Plan but not subject to outstanding options, and 1,987,253 shares of common stock (as of June 30, 2004) subject to outstanding options under the 1995 Stock Option Plan to the extent shares of common stock are not issued pursuant to such options.

NOTE 3 — FINANCING EVENTS

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

NOTE 4 — NOTE RECEIVABLE

Effective December 31, 2003, the Company sold its probiotics development and manufacturing business. The purchase price was $2.72 million and included cash of $722,756 paid January 2004 and the Deferred Purchase Price of $2 million. The Deferred Purchase Price consists of the following; (1) Percentage of Buyer’s “Total Covered Sales” (as defined in the agreement) of 0%-10% per year, and (2) Royalty fee equal to 10% of the Controlled Delivery Technology sales. There are also minimum payments that must be made each year regardless of the sales levels or royalty amounts calculated. Payments of the Deferred Purchase Price shall be made quarterly. Such payments shall be made for a period equal to the longer of (a) four years, or (b) until the combined total of payments of the Deferred Purchase Price and Royalty payments equals $2 million. The Company has calculated the present value of the $2 million based on estimated projected payments and using a rate equal to the Federal Treasury’s five-year treasury bill rate of 3.27% at December 31, 2003. The amount was recorded as Notes Receivable at December 31, 2003. Royalty revenues reported for the quarter and six months ending June 30, 2004 are $52,305 and $118,491 respectively and are applied to the note when received in the subsequent quarter.

NOTE 5 — SHAREHOLDER LOAN PAYABLE

On September 30, 2002, the Company received a $1,000,000 secured loan from an existing shareholder bearing interest at a rate of 8%. At December 31, 2003, the balance of the loan was $989,323, net of a discount of $10,677. Payment in full of the note plus accrued interest of $3,507 was made upon the closing of the sale of the probiotics business in January 2004.

NOTE 6 — LINE OF CREDIT

The Company had a line of credit for a term of one year with a borrowing base equal to the lesser of 90% of eligible trade receivables or $800,000. The line was collateralized by accounts receivable, inventories, and equipment. The last advance was in December 2003. The balance remaining at December 31, 2003 was $155,488. The remaining balance was paid in full at closing of the sale of the probiotics business in January 2004.

NOTE 7 — SEPARATION AGREEMENT

The Company entered into a separation agreement with its former Chief Scientific Officer and a separation agreement with its former Vice President of Administration, Secretary and Treasurer, both of which became fully binding on the parties on March 31, 2001 and effective as of January 15, 2001. For the six months ended June 30, 2003, the Company recorded severance costs totaling $157,448. These costs have been included in General and Administrative expense.

NOTE 8 — DEFERRED REVENUE

In 2002, the Company entered into a Letter of Intent with BioNutrics, Inc. to sub-license and develop products using the Company’s CDT technology in conjunction with certain ingredients or proprietary formulations owned by BioNutrics. The agreement called for a non-refundable up front fee of $100,000 in the form of a cash payment. The cash payment was received in December 2002 and was included in deferred revenue. The Company has determined that this agreement has terminated and has therefore recognized the $100,000 in ‘Other Income’ during the quarter ended June 30, 2004.

NOTE 9 — RECLASSIFICATION OF OPERATING COSTS

For the six months ending June 30, 2004, the Company reclassified year to date facility related costs of $110,499 from General and Administrative to Research and Development expense. The financial statements have been reclassified to reflect the proper amount of $55,191 for the three months ending March 31, 2004 and $55,308 for the three months ending June 30, 2004.

NOTE 10 — STOCK OPTIONS

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards for the periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(931,090)	$(532,071)	$(1,845,694)	$(899,200)
Add: Total stock-based compensation expense determined under intrinsic value-based method	—	—	—	—
Less: Total stock-based compensation expense determined under fair-value-based method	(113,829)	(148,344)	(196,936)	(178,996)

Pro forma net loss	$(1,044,919)	$(680,415)	$(2,042,630)	$(1,078,196)

Basic and diluted loss per share:
As reported.	$(0.03)	$(0.03)	$(0.06)	$(0.04)
Pro forma net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.05)

NOTE 11 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Earnings (loss) per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic earnings (loss) per share were 30,387,772 and 21,233,210 for the three months ended June 30, 2004 and 2003, respectively and 29,014,951 and 21,216,174 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, there were 4,720,048 shares of potentially issuable common stock. Because of the net loss for the three months and six months ended June 30, 2004 and 2003, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part 1 of this Quarterly Report and in the Company’s 2003 Annual Report on Form 10-KSB.

Except for the historical information contained herein, the matters discussed in this quarterly report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” or similar expressions, are forward-looking statements. Many of the factors that will determine our future results are beyond our ability to control or predict. Important factors that may affect future results include, but are not limited to: impact of competitive products and pricing, product development, changes in law and regulations, customer demand, litigation, availability of future financing and uncertainty of market acceptance of new products. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. A more detailed discussion of these factors is presented in the Company’s 2003 Annual Report on Form 10-KSB under the heading “Risk Factors.”

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

Overview

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs and dietary supplement products that use our patented Controlled Delivery Technology (CDT®). Over the last few years, we have engaged in the drug delivery business as well as a probiotics business in which we formulated and manufactured nutraceutrical-based health and dietary supplements for the animal and human nutrition markets. We completed our transition to a focused specialty pharmaceutical business with the sale of our probiotics division effective as of December 31, 2004 for $722,756 in cash and deferred payments of at least $2 million. The deferred payments are tied to the buyer’s achievement of certain sales levels and royalties. As a result of the sale of this division as of December 31, 2003, our financial results for 2004 do not include operations of the probiotics division except for payments of the deferred purchase price and royalties relating to our CDT technology.

Prior to sale of the probiotics business we had generated substantially all of our revenues through the probiotics business. With the transition to a specialty pharmaceutical company, our business depends exclusively on our drug delivery operations. Our drug delivery business generates revenue from CDT-based sales in the dietary supplement markets. However, we will continue to incur substantial operating losses for the foreseeable future as we develop our technology, expand our operations, apply for regulatory approvals and develop systems that support further commercialization of our CDT platform. Our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform. During the next twelve months we will incur substantial expenses as we initiate clinical work on an extended release ibuprofen product and pursue three additional extended release product candidates. Our results of operations going forward will be dependent on our ability to commercialize our technology and generate royalties, development fees, milestone and similar payments.

In recent years, we have generated substantially all of our working capital through the sale of securities. In February 2004, we completed a private placement of 3,206,538 shares of common stock for $3.25 and $3.63 per share together with five-year warrants to purchase 801,636 shares of common stock at $4.75 per share for gross proceeds of $10.4 million.

Revenues

The following table summarizes our revenues for the three and six months ended June 30, 2003 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Royalties Revenue	$110,852	$211,143	$244,146	$319,421
Net revenues-Probiotics	—	1,909,211	—	3,506,194

Total Net Revenues as reported	$110,852	$2,120,354	$244,146	$3,825,615

Royalty payments received in subsequent quarter applied to Note Receivable	$52,305	—	$118,491	$—

Total Royalties	$163,157	$211,143	$362,637	$319,421

Revenues from royalties for the quarter ended June 30, 2004 were $110,852 as compared to $211,143 for the quarter ended June 30, 2003 and $244,146 for the six months ended June 30, 2004 as compared to $319,421 for the six months ended June 30, 2003. Royalty revenues for the quarter ended June 30, 2004 and the six months ended June 30, 2004 do not include an additional $52,305 and $118,491, respectively reported by the buyer of the probiotics division. These additional royalties are derived primarily from CDT-based dietary supplement products being sold by the purchaser of our former probiotics business and are applied to the note receivable from that sale. Payment of these royalties is received in the quarter subsequent to the quarter in which sales of covered products occurs.

Our drug delivery technology is generating revenue from CDT-based product sales to the dietary supplement markets. These sales are being generated through existing relationships with retailers such as Wal-Mart, Rite-Aid, Trader Joe’s and the General Nutrition Corporation (GNC).

As a result of the sale of the probiotics division we did not receive any revenues from the sale of manufactured probiotic products reported in 2004 compared with $1,909,211 for the quarter ended June 30, 2003 and $3,506,194 for the six months ended June 30, 2003.

Cost of Revenues

As a result of the sale of the probiotics business at December 31, 2003, there are no costs of revenues from the sale of manufactured probiotic products reported in 2004 compared to $1,419,712 for the quarter ended June 30, 2003 and $2,528,307 for the six months ended June 30, 2003.

Selling and Marketing Expenses

The reduced selling and marketing expense in 2004 is primarily attributable to a decrease in personnel in connection with the sale of the probiotics operations. As a result, selling and marketing expenses decreased $124,959 to $59,641 for the quarter ended June 30, 2004 from $184,600 for the quarter ended June 30, 2003. Selling and marketing expenses also decreased $168,426 to $101,072 for the six months ended June 30, 2004 from $269,498 for the six months ended June 30, 2003. Additional expenses are planned in the future as we increase our selling and marketing efforts to support the broader application of our drug delivery technology.

Research and Development Expenses

The higher level of research and development expenses during the first six months of 2004 is consistent with our transition to developing and commercializing our CDT drug delivery technology. These costs consisted of personnel, equipment, and outside consulting support. We expect research and development expenses to continue to increase during 2004 and 2005 as we develop our technology, expand our operations and develop systems that support commercialization of our CDT platform. Research and development expenses increased $258,444 to $351,566 for the quarter ended June 30, 2004 from $93,122 for the quarter ended June 30, 2003. Research and development expenses also increased $556,361 to $721,563 for the six months ended June 30, 2004 from $165,202 for the six months ended June 30, 2003.

General and Administrative Expenses

Although there are substantial decreases in administrative costs due to the sale of the probiotics business, we incurred offsetting expenses in the six months ended June 30, 2004 relating to increased legal costs and services associated with our financing activities, compliance with new regulatory requirements, and establishing the infrastructure needed to support increased research and development activities. As a result, general and administrative expenses increased $12,512 to $717,506 for the quarter ended June 30, 2004 compared with $704,994 for the quarter ended June 30, 2003. General and administrative expenses decreased $54,755 primarily due to the combination of the factors noted above to $1,349,573 for the six months ended June 30, 2004 from $1,404,328 for the six months ended June 30, 2003.

Other Income/Expense

In conjunction with the sale of the probiotics business, we repaid our line of credit and an interest bearing $1 million loan from a stockholder during the first quarter of 2004. In addition, certain leases and obligations were transferred to the buyer of the business. As a result, interest expense decreased $246,285 to $4,902 for the quarter ended June 30, 2004 compared with $251,186 for the quarter ended June 30, 2003 and decreased $338,300 to $30,039 for the six months ended June 30, 2004 from $368,339 for the six months ended June 30, 2003.

As a result of the recognition of $100,000 of deferred revenue in the quarter ending June 30, 2004, other income increased $90,483 to $91,672 for the quarter ended June 30, 2004 compared to $1,189 for the quarter ended June 30, 2003 and increased $101,818 to $112,407 for the six months ended June 30, 2004 from $10,589 for the six months ended June 30, 2003.

Capital Expenditures

In the six months ending June 30, 2004 we invested approximately $440,000 in capital equipment. This included $100,000 for computer equipment and software and approximately $340,000 to expand our formulation capability and substantially increase our capacity to conduct laboratory based dissolution testing as part of our research and development activities. We expect to further increase our capacity in the second half of 2004 with capital expenditures of an estimated $235,000.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of $8,875,674 as compared with working capital of $817,107 at December 31, 2003. The change in working capital reflects the sale of securities for net proceeds of approximately $10 million during February 2004 and cash used during the six months ending June 30, 2004.

We expect our cash expenditures to increase significantly during the next twelve months as we fund research and development expenses, clinical trials and regulatory applications. We believe we have sufficient resources to fund our operations at planned levels through 2005. However, we will require additional financing to fund the significant costs associated with the commercialization of drug delivery products and to further develop our specialty pharmaceutical business.

Our longer term financing needs depend largely on our ability to enter into alliances and collaborations that will help finance our business. Until we enter such alliances and collaborations, or generate future sales from internally developed products, we will be required to fund research and development costs to advance our drug delivery product candidates. We anticipate that we will need to raise additional financing to fund these efforts.

In connection with the sale of our probiotics business, in January 2004, we repaid our $800,000 line of credit (of which $155,488 was outstanding on December 31, 2003) together with the $1 million loan from a stockholder. As of June 30, 2004, we had notes receivable of $1,778,142, as compared with $2,622,469 as of December 31, 2003, a net change of $844,327. The decrease in notes receivable is primarily due to the $722,756 cash received at closing for the sale of probiotics business, royalty payments of $66,186 for the note associated with the sale, and $55,385 received from the other notes. The June 30, 2004 balance consists of the discounted deferred purchase price of $2 million related to the sale of the probiotics division.

As of June 30, 2004, we had accounts receivable of $116,422, as compared with $716,676 as of December 31, 2003, a net change of $600,254. The decrease in accounts receivable is mainly attributable to the collection of receivables from our probiotics division without any continuing sales. At June 30, 2004, the balance consisted of receivables from royalty revenue from the sales of CDT products. These royalties are due 30 days after each quarter end.

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

Changes in Internal Controls

As previously reported, in connection with the sale of our probiotics division, our Chief Financial Officer resigned and his duties were assumed by the Controller who now serves as our Principal Financial Officer and Director of Finance. As a result, we currently have limited segregation of duties regarding the Company’s accounting and reporting function. Management recognizes this limited segregation of duties as a potential deficiency in our internal controls and is implementing procedures to mitigate this deficiency. We anticipate that we will undertake additional remedial measures during the third quarter. Other than this change, there were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders held on June 25, 2004. The matters submitted for a vote and the related election results were as follows:

		Against/		Broker
	For	Withheld	Abstentions	Non-Votes
Election of six nominees to hold office until the 2005 Annual Meeting:
Reza Fassihi	23,652,945	88,198	—	—
Wayne L. Pines	23,698,013	43,130	—	—
Robert C. Schroeder	23,685,189	55,954	—	—
Michael Sorell	23,699,513	41,630	—	—
Michael N. Taglich	23,677,907	63,236	—	—
Daniel O. Wilds	23,445,544	295,599	—	—
Approval of Increase in Authorized Common Stock	22,540,495	1,082,809	117,839	—
Approval of Name Change to SCOLR Pharma, Inc.	23,716,899	6,885	17,359	—
Approval of 2004 Equity Incentive Plan	12,069,953	799,259	505,118	10,366,813

The terms of office of Messrs. Howard and Lucas as directors will continue until the annual meeting of stockholders in 2006. The term of Mr. Caudill will continue until the 2005 annual meeting of stockholders.

Item 5. Other Information

The name of the corporation was changed to SCOLR Pharma, Inc. effective as of July 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3	Certificate of Incorporation of the Company, as amended on July 31, 2004

10	2004 Equity Incentive Plan

31.1	Certification of Daniel O. Wilds pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gail T. Vitulli pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Daniel O. Wilds pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gail T. Vitulli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     A Form 8-K was filed on May 24, 2004 reporting information under Item 5.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR PHARMA, INC.

Date: August 12, 2004	By:	/s/ Daniel O. Wilds
DANIEL O. WILDS
Chief Executive Officer, President,
(Principal Executive Officer)

Date: August 12, 2004	By:	/s/ Gail T. Vitulli
Gail T. Vitulli
Principal Financial Officer and Director of Finance