Form 10QSB
period 2004-09-30
SCOLR Pharma, Inc.
filed 2004-11-12
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 000-24693

SCOLR Pharma, Inc.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE
(STATE OR OTHER JURISDICTION OF	91-1689591
INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3625 132nd Avenue S.E.
BELLEVUE, WASHINGTON 98006
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(425) 373-0171
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares of issuer’s common stock outstanding as November 2, 2004: 30,503,112

Transitional Small Business Disclosure Format: Yes ☐ No ☒

SCOLR Pharma, Inc.
FORM 10-QSB

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003
Statements of Operations for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 (unaudited)
Statements of Cash Flows for the nine-month periods ended September 30, 2004 and September 30, 2003 (unaudited)
Notes to Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II OTHER INFORMATION
Item 6. Exhibits
Exhibit Index
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SCOLR Pharma, Inc.

BALANCE SHEETS

	September 30, 2004
	(Unaudited)	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$7,583,126	$1,282,656
Accounts receivable-net	107,392	716,676
Current portion of notes receivable	392,070	961,854
Prepaid expenses	258,110	227,363

Total current assets	8,340,698	3,188,549
PROPERTY AND EQUIPMENT — net	787,305	299,371
OTHER ASSETS
Intangible assets — net	475,671	359,409
Noncurrent portion of notes receivable	1,333,768	1,660,615

	$10,937,442	$5,507,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit	$—	$155,488
Current maturities of capital lease obligations	52,719	52,801
Stockholder loan payable, less discount on debt	—	989,323
Accounts payable — trade	239,626	544,246
Accrued liabilities	264,022	529,584
Deferred revenue	—	100,000

Total current liabilities	556,367	2,371,442
CAPITAL LEASE OBLIGATIONS, less current maturities	12,271	50,979
STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value, 30,503,112 and 24,462,644 shares issued and outstanding in 2004 and 2003, respectively	30,503	26,463
Additional contributed capital	34,928,398	24,735,764
Accumulated deficit	(24,590,097)	(21,676,704)

Total stockholders’ equity	10,368,804	3,085,523

	$10,937,442	$5,507,944

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues	$105,465	$1,595,267	$349,611	$5,420,882
Cost of revenues	—	1,126,573	—	3,654,610

Gross profit	105,465	468,694	349,611	1,766,272
Operating expenses
Marketing and selling	53,868	97,212	154,940	366,710
Research and development	543,369	101,860	1,264,932	267,062
General and administrative	587,866	934,681	1,937,439	2,339,009

	1,185,103	1,133,753	3,357,311	2,972,781

Operating loss	(1,079,638)	(665,059)	(3,007,700)	(1,206,509)
Other income (expense)
Interest expense	(3,518)	(588,539)	(33,557)	(956,878)
Other	15,456	8,894	127,863	19,483

	11,938	(579,645)	94,306	(937,395)

NET LOSS	$(1,067,700)	$(1,244,704)	$(2,913,394)	$(2,143,904)

Net loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.10)	$(0.10)

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF CASH FLOWS
Nine Months ended September 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,913,394)	$(2,143,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	178,079	364,385
Amortization of discount on debt	—	520,646
Loss on the sale of equipment	445	—
Gain on sale of intangible assets	—	(5,670)
Amortization of debt issuance costs	—	148,984
Stock options and warrants issued for services	36,071	29,123
Changes in assets and liabilities
Accounts receivable	609,284	(288,401)
Notes receivable	896,631	24,616
Inventories	—	(461,967)
Prepaid expenses	(30,747)	(187,789)
Accounts payable	(304,620)	(545,502)
Accrued liabilities and deferred revenue	(365,562)	182,885

Net cash used in operating activities	(1,893,813)	(2,362,594)

Cash flows from investing activities:
Proceeds from sale of intangible assets	—	130,000
Purchase of equipment and furniture	(611,029)	(48,002)
Patent and technology rights expenditures	(171,691)	(180,276)

Net cash used in investing activities	(782,720)	(98,278)

Cash flows from financing activities:	—
Payments on long-term obligations and capital lease obligations	(38,790)	(363,452)
Payments on bridge note payable	—	(550,000)
Payments on shareholder loan	(989,323)	—
Proceeds from long-term obligations	—	42,276
Proceeds from convertible note payable, net of issuance costs	—	4,634,897
Proceeds from bridge note payable	—	505,250
Net proceeds (payments) on line of credit	(155,488)	(199,248)
Net proceeds from issuance of common stock, net of costs	10,160,604	149,185

Net cash provided by financing activities	8,977,003	4,218,908

Net increase in cash	6,300,470	1,758,036
Cash at beginning of period	1,282,656	257,382

Cash at end of period	$7,583,126	$2,015,418

Cash paid during the period for:
Interest	$33,557	$283,248

Issuance of warrants for debt issuance costs	$—	$585,710

Issuance of warrants with debt and beneficial conversion feature	$—	$3,727,949

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

NOTE 2 — STOCKHOLDERS EQUITY

The stockholders approved an increase in the authorized number of shares of Common Stock from 50 million to 100 million at the annual meeting of stockholders held on June 25, 2004. The additional shares have a par value of $.001 per share and are the same class of Common Stock as previously authorized under the Company’s Certificate of Incorporation. The Company does not have any current, plans, arrangements, commitments or understandings to issue any shares of its capital stock except in connection with its outstanding warrants and the 2004 Equity Incentive Plan.

At the annual meeting of stockholders, the Company’s stockholders also approved the 2004 Equity Incentive Plan (replacing the 1995 Stock Option Plan). The 2004 Equity Incentive Plan authorizes the issuance of up to 2,000,000 shares of common stock, plus 350,104 shares which were previously reserved for issuance under the 1995 Stock Option Plan but not subject to outstanding options, and 1,974,232 shares of common stock (as of September 30, 2004) subject to outstanding options under the 1995 Stock Option Plan to the extent shares of common stock are not issued pursuant to such options.

NOTE 3 — FINANCING EVENTS

The Company issued 3,206,538 shares of its common stock and warrants (“Warrants”) to purchase 801,636 shares of common stock as of February 26, 2004. The common stock was sold at $3.25 and $3.63 per share for gross proceeds of approximately $10.4 million. The Warrants are exercisable until February 23, 2009 at $4.75 per share, subject to customary anti-dilution provisions. After a period of 12 months following the effective date of a registration statement covering the resale of shares issued upon exercise of the Warrants, the Company has the right to call the Warrants for cancellation if the volume-weighted average price of the common stock is above $8.00 for 20 consecutive trading days.

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

The common stock and Warrants were issued to accredited investors and such sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D and Section 4(2) of such Act. In connection with this offering, the Company registered the resale of the common stock and shares to be issued upon exercise of the Warrants with the Securities and Exchange Commission.

NOTE 4 — NOTE RECEIVABLE

Effective December 31, 2003, the Company sold its probiotics development and manufacturing business. The purchase price was $2.72 million and included cash of $722,756 paid January 2004 and the Deferred Purchase Price of $2 million. The Deferred Purchase Price consists of the following; (1) Percentage of Buyer’s “Total Covered Sales” (as defined in the agreement) of 0%-10% per year, and (2) Royalty fee equal to 10% of the Controlled Delivery Technology sales. There are also minimum payments that must be made each year regardless of sales levels or royalty amounts. Payments of the Deferred Purchase Price shall be made quarterly for a period equal to the longer of (a) four years, or (b) until the combined total of payments of the Deferred Purchase Price and Royalty payments equals $2 million. The Company has calculated the present value of the $2 million based on estimated projected payments and using a rate equal to the Federal Treasury’s five-year treasury bill rate of 3.27% at December 31, 2003. The amount was recorded as Notes Receivable at December 31, 2003. Royalties for sales by Nutraceutix, Inc. reported to the Company for the quarter and nine months ending September 30, 2004 were $61,333 and $179,823 respectively and are applied to the note when received in the subsequent quarter.

NOTE 5 — SHAREHOLDER LOAN PAYABLE

On September 30, 2002, the Company received a $1,000,000 secured loan from a shareholder bearing interest at a rate of 8%. At December 31, 2003, the balance of the loan was $989,323, net of a discount of $10,677. The Company paid the note in full together with accrued interest of $3,507 upon the closing of the sale of the probiotics business in January 2004.

NOTE 6 — LINE OF CREDIT

The Company had a line of credit for a term of one year with a borrowing base equal to the lesser of 90% of eligible trade receivables or $800,000. The line was collateralized by accounts receivable, inventories, and equipment. The last advance was in December 2003. The balance outstanding at December 31, 2003 was $155,488. The remaining balance was paid in full at closing of the sale of the probiotics business in January 2004.

NOTE 7 — DEFERRED REVENUE

In 2002, the Company entered into a Letter of Intent with BioNutrics, Inc. to sub-license and develop products using the Company’s CDT technology in conjunction with certain ingredients or proprietary formulations owned by BioNutrics. The agreement called for a non-refundable up front fee of $100,000 in cash. The cash payment was received in December 2002 and was included in deferred revenue. The Company has determined that this agreement has terminated and has recognized the $100,000 in ‘Other Income’ during the quarter ended June 30, 2004.

NOTE 8 — STOCK OPTIONS

The Company has stock-based employee compensation plans. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. The exercise price of the Company’s common stock options generally equals the market price of the underlying stock on the date of the grant, and thus no corresponding compensation expense is recognized. In the three months ended September 30, 2004, there were 14,704 options granted to certain directors in lieu of cash compensation at below the market price of the underlying stock, resulting in non-cash compensation expense of $15,000.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based awards for the periods ended September 30:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,067,700)	$(1,244,704)	$(2,913,394)	$(2,143,904)
Add: Total stock-based compensation expense determined under intrinsic value-based method	15,000	—	15,000	—
Less: Total stock-based compensation expense determined under fair-value-based method	(87,200)	(220,274)	(284,136)	(429,922)

Pro forma net loss	$(1,139,900)	$(1,464,978)	$(3,182,530)	$(2,573,826)

Basic and diluted loss per share:
As reported	$(0.04)	$(0.06)	$(0.10)	$(0.10)
Pro forma net loss per share	$(0.04)	$(0.07)	$(0.11)	$(0.12)

NOTE 9 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the period and income available to common shareholders. Earnings (loss) per share assuming dilution is based on the assumption that outstanding stock options and warrants were exercised. The weighted average shares for computing basic earnings (loss) per share were 30,500,643 and 21,336,198 for the three months ended September 30, 2004 and 2003, respectively and 28,157,142 and 21,256,621 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, there were 4,721,731 shares of potentially issuable common stock. Because of the net loss for the three months and nine months ended September 30, 2004 and 2003, potentially issuable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part 1 of this Quarterly Report and in the Company’s 2003 Annual Report on Form 10-KSB.

In addition to historical information, this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions, current expectations, estimates, and projections. Statements that are not historical facts, including without limitation, statements which are preceded by, followed by or include the words “believes,” “anticipates,” “plans,” “expects,” “may,” “should,” or similar expressions, are forward-looking statements. Many of the factors that will determine our future results are beyond our ability to control or predict. Important factors that may affect future results include, but are not limited to: impact of competitive products and pricing, product development, success of clinical trials and future regulatory approvals, changes in law and regulations, customer demand, litigation, availability of future financing and uncertainty of market acceptance of new products. These statements are subject to risks and uncertainties and, therefore, actual results may differ materially. A more detailed discussion of these factors is presented in the Company’s 2003 Annual Report on Form 10-KSB under the heading “Risk Factors.”

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs and dietary supplement products that use our patented Controlled Delivery Technology (CDT®). Over the last few years, we have engaged in the drug delivery business as well as a probiotics business in which we formulated and manufactured nutraceutrical-based health and dietary supplements for the animal and human nutrition markets. We completed our transition to a focused specialty pharmaceutical business with the sale of our probiotics division effective as of December 31, 2003 for $722,756 in cash and deferred payments of at least $2 million. The deferred payments are tied to the buyer’s achievement of certain sales levels and royalties. As a result of the sale of this division as of December 31, 2003, our financial results for 2004 do not include operations of the probiotics division except for payments of the deferred purchase price and royalties relating to our CDT technology.

Prior to sale of the probiotics business we had generated substantially all of our revenues through the probiotics business. With the transition to a specialty pharmaceutical company, our business depends exclusively on our drug delivery operations. Our drug delivery business generates revenue from CDT-based sales in the dietary supplement markets. However, we will continue to incur substantial operating losses for the foreseeable future as we develop our technology, expand operations, apply for regulatory approvals and develop systems that support further commercialization of our CDT platform. Our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform. We will incur substantial expenses attributable to clinical work on our extended release products. Our results of operations going forward will be dependent on our ability to commercialize our technology and generate royalties, development fees, milestone and similar payments.

In recent years, we have generated substantially all of our working capital through the sale of securities. In February 2004, we completed a private placement of 3,206,538 shares of common stock for $3.25 and $3.63 per share together with five-year warrants to purchase 801,636 shares of common stock at $4.75 per share for gross proceeds of $10.4 million.

Revenues

Revenues from royalties for the quarter ended September 30, 2004 were $105,465 as compared with $137,297 for the quarter ended September 30, 2003 and $349,611 for the nine months ended September 30, 2004 as compared with $456,718 for the nine months ended September 30, 2003. Royalty revenues for the quarter ended September 30, 2004 and the nine months ended September 30, 2004 do not include an additional $61,333 and $179,823, respectively reported by the buyer of the probiotics division. These additional royalties are derived primarily from CDT-based dietary supplement products being sold by the purchaser of our former probiotics business and are applied to the note receivable from that sale. Payment of these royalties is received in the quarter subsequent to the quarter in which sales of covered products occurs.

The following table summarizes our revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Royalties Revenue	$105,465	$137,297	$349,611	$456,718
Net revenues-Probiotics	—	1,457,970	—	4,964,164

Total Net Revenues as reported	$105,465	$1,595,267	$349,611	$5,420,882

Royalty payments received in subsequent quarter applied to Note Receivable	$61,333	—	$179,823	$—

Total Royalties	$163,157	$137,297	$529,434	$456,718

Our drug delivery technology is generating revenue from CDT-based product sales to the dietary supplement markets. These sales are being generated through existing relationships with retailers such as Wal-Mart, Rite-Aid, Trader Joe’s and the General Nutrition Corporation (GNC).

As a result of the sale of the probiotics division we did not receive any revenues from the sale of manufactured probiotic products reported in 2004 compared with $1,457,970 for the quarter ended September 30, 2003 and $4,964,164 for the nine months ended September 30, 2003.

Cost of Revenues

As a result of the sale of the probiotics business at December 31, 2003, there are no costs of revenues from the sale of manufactured probiotic products reported in 2004 compared with $1,126,573 for the quarter ended September 30, 2003 and $3,654,610 for the nine months ended September 30, 2003.

Selling and Marketing Expenses

Selling and Marketing Expenses represented approximately 5% of our operating expenses for both the three and nine months ended September 30, 2004. Reduced selling and marketing expense in 2004 is primarily attributable to a decrease in personnel in connection with the sale of the probiotics operations. As a result, selling and marketing expenses decreased $43,344 to $53,868 for the quarter ended September 30, 2004 from $97,212 for the quarter ended September 30, 2003. Selling and marketing expenses also decreased $211,770 to $154,940 for the nine months ended September 30, 2004 from $366,710 for the nine months ended September 30, 2003. Additional expenses are planned in the future as we increase our selling and marketing efforts to support the broader application of our drug delivery technology.

Research and Development Expenses

Research and development expenses represented approximately 46% and 38% of our operating expenses for the three and nine months ended September 30, 2004, respectively. The higher level of research and development expenses during the first nine months of 2004 is consistent with our transition to developing and commercializing our CDT drug delivery technology. These costs consisted of personnel, equipment, and outside consulting support. We expect research and development expenses to increase during 2004 and 2005 as we develop our technology, expand our operations and develop systems that support commercialization of our CDT platform. Research and development expenses increased $441,509 to $543,369 for the quarter ended September 30, 2004 from $101,860 for the quarter ended September 30, 2003. Research and development expenses also increased $997,870 to $1,264,932 for the nine months ended September 30, 2004 from $267,062 for the nine months ended September 30, 2003.

General and Administrative Expenses

General and administrative expenses represented approximately 50% and 58% of our operating expenses for the three months and nine months ending September 30, 2004, respectively. Although there are substantial decreases in administrative costs over the same period in 2003 due to the sale of the probiotics business, we incurred offsetting expenses in the nine months ended September 30, 2004 relating to increased legal costs and services associated with our financing activities, compliance with new regulatory requirements, and establishing the infrastructure needed to support increased research and development activities. As a result, general and administrative expenses decreased $346,815 to $587,866 for the quarter ended September 30, 2004 compared with $934,681 for the quarter ended September 30, 2003. General and administrative expenses decreased $401,570 primarily due to the combination of the factors noted above to $1,937,439 for the nine months ended September 30, 2004 from $2,339,009 for the nine months ended September 30, 2003.

Other Income/Expense

In conjunction with the sale of the probiotics business, we repaid our line of credit and an interest bearing $1 million loan from a stockholder during the first quarter of 2004. In addition, certain leases and obligations were transferred to the buyer of the business. As a result, interest expense decreased $585,021 to $3,518 for the quarter ended September 30, 2004 compared with $588,539 for the quarter ended September 30, 2003 and decreased $923,321 to $33,557 for the nine months ended September 30, 2004 from $956,878 for the nine months ended September 30, 2003.

Other income increased $6,562 to $15,456 for the quarter ended September 30, 2004 compared to $8,894 for the quarter ended September 30, 2003 and increased $108,380 to $127,863 for the nine months ended September 30, 2004 from $19,483 for the nine months ended September 30, 2003. This increase was mainly due to the recognition of $100,000 of deferred revenue in June 2004.

Capital Expenditures

In the nine months ending September 30, 2004 we invested approximately $600,000 in capital equipment. This included $100,000 for computer equipment and software and $500,000 to expand our formulation capability and substantially increase our capacity to conduct laboratory based dissolution testing.

Liquidity and Capital Resources

As of September 30, 2004, we had working capital of $7,784,331 as compared with working capital of $817,107 at December 31, 2003 and $8,875,674 at June 30, 2004. The change in working capital reflects the sale of securities for net proceeds of approximately $10 million during February 2004 and cash used for operations and capital equipment during the nine months ending September 30, 2004. Net cash used in operating activities was $854,743 and $1,893,813 for the three and nine months ended September 30, 2004 respectively. Expenditures were generally incurred in connection with research and development expenses and general and administrative expenses in support of our operations.

We expect to use our cash to fund research and development expenses, clinical trials and for working capital. We believe we have sufficient resources to fund our operations at planned levels through 2005. However, we plan to seek additional funding in 2005 to provide us with the flexibility to undertake additional product development projects and advance our specialty pharmaceutical business beyond 2005. Additional financing may not be available on favorable terms, if at all. If we are unable to raise additional funds when needed, we may have to delay reduce or eliminate some or all of our development programs or clinical trials.

In connection with the sale of our probiotics business, in January 2004, we repaid our $800,000 line of credit (of which $155,488 was outstanding on December 31, 2003) together with the $1 million loan from a stockholder. As of September 30, 2004, we had notes receivable of $1,725,838, as compared with $2,622,469 as of December 31, 2003, a net change of $896,631. The decrease in notes receivable is primarily due to the $722,756 cash received at closing for the sale of probiotics business, royalty payments of $118,490 for the note associated with the sale, and $55,385 received from the other notes. The September 30, 2004 balance consists of the discounted deferred purchase price of $2 million related to the sale of the probiotics division less payments received.

As of September 30, 2004, we had accounts receivable of $107,392, as compared with $716,676 as of December 31, 2003, a net change of $609,284. The decrease in accounts receivable is mainly attributable to the collection of receivables from our probiotics division without any continuing sales. At September 30, 2004, the balance consisted of receivables from royalty revenue from the sales of CDT products. These royalties are due 30 days after each quarter end.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of “disclosure controls and procedures” in Exchange Act Rule 15d-15(e).

Changes in Internal Controls

As previously reported, in connection with the sale of our probiotics division, our Chief Financial Officer resigned and his duties were assumed by the Controller who now serves as our Principal Financial Officer and Director of Finance. This resulted in limited segregation of duties regarding the Company’s accounting and reporting function. Management recognizes this limited segregation of duties as a potential deficiency in our internal controls and is implementing procedures to mitigate this deficiency. We anticipate that we will continue to take additional remedial measures during the fourth quarter. Other than this change, there were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II: OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement, dated as of July 16, 2004 by and between Dr. Reza Fassihi and SCOLR Pharma, Inc.*

10.2	Form of Option Agreement under the 2004 Equity Incentive Plan.

10.3	Form of Outside Director Option Agreement for annual option grants to directors under the 2004 Equity Incentive Plan

10.4	Form of Nonemployee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan.

31.1	Certification of Daniel O. Wilds pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Gail T. Vitulli pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Daniel O. Wilds pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Gail T. Vitulli pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of such exhibit have been excluded pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR PHARMA, INC.
Date: November 12, 2004	By:	/s/ Daniel O. Wilds DANIEL O. WILDS Chief Executive Officer, President, (Principal Executive Officer)
Date: November 12, 2004	By:	/s/ Gail T. Vitulli Gail T. Vitulli Principal Financial Officer and Director of Finance