Form 10-Q
period 2005-03-31
SCOLR Pharma, Inc.
filed 2005-05-13
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number: 001-31982

SCOLR Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1689591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 132nd Avenue S.E., Bellevue, Washington 98006

(Address of principal executive offices)

425-373-0171

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of May 12, 2005
Common Stock, par value $0.001	34,513,386

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,898,832	$6,758,860
Accounts receivable, less allowance for doubtful accounts of $0 and $42,644 respectively	91,762	92,772
Current portion of note receivable	512,003	430,951
Prepaid expenses	203,239	159,565

Total current assets	19,705,836	7,442,148
PROPERTY AND EQUIPMENT — net	744,092	752,693
OTHER ASSETS
Intangible assets — net	471,540	487,938
Noncurrent portion of note receivable	1,148,230	1,277,699

	$22,069,698	$9,960,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$36,387	$47,841
Accounts payable — trade	397,079	731,839
Accrued liabilities	317,166	344,349

Total current liabilities	750,632	1,124,029
CAPITAL LEASE OBLIGATIONS, less current maturities	—	3,137

	750,632	1,127,166

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value	34,513	30,691
Additional contributed capital	49,641,922	35,392,140
Accumulated deficit	(28,357,369)	(26,589,519)

Total stockholders’ equity	21,319,066	8,833,312

	$22,069,698	$9,960,478

The accompanying notes are an integral part of these financial statements

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues	$87,458	$133,294

Operating expenses
Marketing and selling	47,527	41,431
Research and development	1,215,480	369,997
General and administrative	688,940	632,067

	1,951,947	1,043,495

Operating loss	(1,864,489)	(910,201)
Other income (expense)
Interest expense	(1,883)	(25,137)
Interest income	96,859	7,151
Other	1,663	13,584

	96,639	(4,402)

Net loss	$(1,767,850)	$(914,603)

Net loss per share, basic and diluted	$(0.05)	$(0.03)

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF CASH FLOWS

Three Months ended March 31,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(1,767,850)	$(914,603)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	82,000	44,135
Loss on the sale of equipment	—	444
Stock options issued for services	15,000	21,071
Changes in assets and liabilities
Accounts receivable	1,010	509,331
Note receivable	—	27,693
Prepaid expenses	(43,674)	56,144
Accounts payable	(334,760)	(211,927)
Accrued liabilities and deferred revenue	(12,183)	(307,952)

Net cash used in operating activities	(2,060,457)	(775,664)

Cash flows from investing activities:
Payments on note receivable	48,417	722,756
Purchase of equipment and furniture	(51,650)	(178,766)
Patent and technology rights expenditures	(5,351)	(61,184)

Net cash provided by (used in) investing activities	(8,584)	482,806

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(14,591)	(12,411)
Payments on shareholder loan	—	(989,323)
Net payments on line of credit	—	(155,488)
Proceeds from issuance of common stock, net of issuance costs	14,223,604	9,977,472

Net cash provided by financing activities	14,209,013	8,820,250

Net increase in cash and cash equivalents	12,139,972	8,527,392
Cash and cash equivalents at beginning of period	6,758,860	1,282,656

Cash and cash equivalents at end of period	$18,898,832	$9,810,048

Cash paid during the year for:
Interest	$1,883	$25,137

Noncash investing and financing activities:
Issuance of warrants at fair market value for debt issuance costs	$194,899	$—

Stock options issued for accrued services	$15,000	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR Pharma, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all adjustments that we consider necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 2004, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB for our fiscal year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to: depreciable lives of assets; and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENT

In March 2005, Financial Accounting Standards Board (FASB) amended Statement 123(R) Share-Based Payment (issued 2004), which requires companies to recognize in the income statement the fair value of all employee share based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005, the revised date is for annual and interim periods beginning after December 15, 2005 and will become effective for us for the beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123 (R) will result in amounts that are similar to the current pro forma disclosure under SFAS 123 (see Note 5), we expect the adoption to have a material impact on the statements of operations for the three months ended March 31, 2006. The estimate is based on preliminary information and could materially change based on actual facts and circumstances arising during the three months ended March 31, 2006.

NOTE 3 — FINANCING EVENTS

On February 8, 2005, we entered into a Common Stock Purchase Agreement and a Registration Rights Agreement for the private placement of 3,750,000 shares of our common stock for $4.00 per share to accredited investors. The sale of shares was for an aggregate purchase price of $15 million and resulted in net proceeds to us of approximately $14,100,000. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement with the Securities and Exchange Commission registering the resale of the shares issued in the private placement (including shares of common stock issuable upon exercise of warrants issued to the placement agent).

Taglich Brothers, Inc. acted as the placement agent for the transaction pursuant to a letter agreement dated as of February 8, 2005. In accordance with the letter agreement, the placement agent received a cash fee of $750,000 and warrants valued at $194,899 using the Blade-Scholes option-pricing model, to purchase up to 75,000 shares of our common stock at an exercise price of $5.00 per share exercisable for five years. In addition, we agreed to reimburse the placement agent for its reasonable out-of-pocket expenses up to $30,000 incurred in connection with the private placement. Michael N. Taglich and Robert Schroeder are members of our board of directors and are also affiliates of Taglich Brothers, Inc.

NOTE 4 — NOTE RECEIVABLE

In 2003, we sold our probiotics development and manufacturing business. We calculated the present value of the $2 million original deferred purchase price note based on estimated projected payments and using a rate equal to the Federal Treasury’s five-year treasury bill rate of 3.27% at December 31, 2003. Payments are made quarterly, applied to the principal and interest on the note in the quarter they are received, calculated based on the agreement, and include royalty payments for sales of products using the CDT technology.

NOTE 5 — STOCK OPTIONS

We have stock-based employee compensation plans and apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Generally, the exercise price of our common stock equals the market price of the underlying stock on the date of the grant; therefore, no corresponding compensation expense has been recognized. For these options, we have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). With the adoption of the 2004 Equity Incentive Plan, non-employee directors may elect to receive the value of their quarterly retainer fee for services either in the form of cash or a stock-based director fee award, which will consist of either stock options or stock units. These awards are valued and expensed at the lower of the fair market value of the stock at the date of grant or the cash equivalent. We recognized $15,000 and $0 expense for the three months ended March 31, 2005 and 2004, respectively, related to these quarterly retainer fees in the form of stock option grants.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to its stock-based awards for the periods ended March 31:

	2005	2004
Net loss, as reported	$(1,767,850)	$(914,603)
Total stock-based compensation expense determined under fair-value-based method	(586,781)	(83,107)
Stock-based compensation expense included in reported net loss	15,000	—

Pro forma net loss	$(2,339,631)	$(997,710)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.03)
Pro forma net loss per share	$(0.07)	$(0.04)

NOTE 6 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Diluted earnings (loss) per share includes the effect of potential common stock, except when their effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 32,837,443 and 27,643,265 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, there were 5,855,451 shares of potentially issuable common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part 1 of this quarterly report and in our 2004 Annual Report on Form 10-KSB.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the heading “Risk Factors”, and are detailed from time to time in our periodic reports filed with the SEC. We undertake no obligation to update any forward-looking statements, whether as a results of new information, future events or otherwise.

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

We have applied our CDT platform to a number of nutritional products already on the market. In November 2004, we successfully completed preliminary human trial work for an OTC 12 hour extended release formulation of ibuprofen. There are currently no extended release formulations of ibuprofen approved for use in North America. During the first quarter of 2005, we initiated human testing of CDT-based 12 hour extended release formulation of pseudoephedrine for the OTC market. We also expect to commence additional U.S. human clinical work to support future regulatory approval and plan to begin a human clinical evaluation of a CDT-based immediate release raloxifene formulation in the second quarter of 2005. The results from the initial segment of this testing were favorable. We are continually evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications. Recently, we announced that we would be proceeding with the internal development of three additional drug targets. The targets include a 24-hour OTC pseudoephedrine (PSE) decongestant product, a 12-hour OTC combination ibuprofen/PSE cough/cold product, and an extended-release ondansetron anti-nausea product.

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

Our website is www.scolr.com. Information contained on our website is not part of, and is not incorporated into, this quarterly report. Our filings with the SEC are available without charge on our website.

Critical Accounting Policies and Estimates

Since December 31, 2004, none of the critical accounting policies, or our application thereof, as more fully described in our Annual Report on Form 10-KSB for the year ended December 31, 2004, has significantly changed. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates. For example, we estimate the value of the note receivable from the sale of our probiotics unit based on an estimate of the expected quarterly payments to be received.

Results of Operations

Comparison of the Quarter Ended March 31, 2005 and 2004

Revenues

Revenues for the quarter ended March 31, 2005, and March 31, 2004, consisted of royalty income from sales of products incorporating our CDT technology. Revenues decreased 34% or $45,836, to $87,458 for the quarter ended March 31, 2005, from $133,294 for the quarter ended March 31, 2004. This decrease was primarily due to reduced sales by NUTRA as well as no royalties from Archer-Daniels-Midland during the quarter.

Revenues do not include royalty income from sales reported by the purchaser of our probiotics division. These additional royalties are derived primarily from CDT-based dietary supplement products being sold by the purchaser of this division and are applied to the note receivable from that sale. Payment of these royalties is received in the quarter subsequent to the quarter in which sales of covered products occurs and applied to the note upon receipt.

The following table summarizes our revenues and other royalties which are not included in revenue:

	For the three months ended March 31,
	2005	2004
Royalties Revenues as reported	$87,458	$133,294
Royalty payments received in subsequent quarter applied to Note Receivable	105,952	66,186

Total Royalties	$193,410	$199,480

Operating Expenses

Selling and Marketing Expenses

Selling and marketing expenses increased 15% or $6,096, to $47,527 for the quarter ended March 31, 2005, compared to $41,431 for the quarter ended March 31, 2004. This increase is primarily due to increased expense for advertising and promotion and salary related expenses. Additional expenses are planned as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased 229% or $845,483, to $1,215,480 for the quarter ended March 31, 2005, compared to $369,997 for the quarter ended March 31, 2004. During the first quarter of 2005, we spent approximately $640,000 for the development, testing, and manufacturing of our products for our current and planned clinical trials. We initiated human testing of a CDT-based 12 hour extended release formulation of pseudoephedrine for the OTC market during the first quarter of 2005 and incurred expenses in connection with other scheduled trials. In addition, we spent approximately $165,000 for supplies, including raw materials for our research and development activities. We also had increases in salaries and related expenses due to additional personnel to support expansion of our operations and to develop systems to support commercialization of our CDT platform. We expect research and development expenses to continue to increase as we initiate additional clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased 9% or $56,873, to $688,940 for the quarter ended March 31, 2005 compared to $632,067 for the quarter ended March 31, 2004. Substantially all of this increase is attributable to additional personnel to support our financing activities, compliance with new regulatory requirements, and strengthening the infrastructure to support our increased research and development activities.

Operating Profit/Loss

Operating loss for the quarter ended March 31, 2005, was $1,864,489 as compared to an operating loss of $910,201 for the quarter ended March 31, 2004. Most of this increase is due to our increased research and development expenses .

Other Income/Expense

Other income was $96,639 for the quarter ended March 31, 2005, compared with other expense of ($4,402) for the quarter ended March 31, 2004. This increase was primarily due to interest of $68,351 received on our higher cash balances and non-cash interest income recognized from the note receivable from the purchaser of our probiotics division. Interest expense decreased $23,254 to 1,883 for the quarter ended March 31, 2005 from $25,137 for the quarter ending March 31, 2004 due to the payoff of a line of credit and shareholder loan in January 2004.

Net Earnings

The net loss for the quarter ended March 31, 2005, was $1,767,850 compared with a net loss of $914,603 for the quarter ended March 31, 2004. This is due to our increased operating expenses previously discussed.

Liquidity and Capital Resources

As of March 31, 2005, we had working capital of $18,955,204 as compared with working capital of $6,318,119 at December 31, 2004. The change in working capital reflects the sale of 3,750,000 shares of common stock for net proceeds of approximately $14.1 million during February 2005. We believe that our cash on hand, including our cash equivalents, will be sufficient to fund our drug delivery business at planned levels through early 2006.

Net cash used in operating activities for the first quarter of 2005 was approximately $1.8 million. Expenditures during this period were a result of research and development expenses, clinical trial costs, contract manufacturing costs, and general and administrative expenses in support of our operations and marketing expenses. We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations, and develop the infrastructure to support commercialization of our products.

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

As of March 31, 2005, our commitments to make future payments under long term contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years
Operating Leases	$571,230	$169,451	$395,209	$6,570
Capital Lease	36,387	36,387	—	—

Total	$607,617	$205,838	$395,209	$6,570

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

Risk Factors

This quarterly report on Form 10-Q contains forward looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report.

We have incurred substantial operating losses since we started doing business and we expect to continue to incur substantial losses in the future, which may negatively impact our ability to run our business.

We have incurred net losses since 2000, including net losses of $4.9 million in 2004, and $8.7 million in 2003. We have continued to incur losses after December 31, 2004, and for the three months ended March 31, 2005, we had a net loss of $1.8 million. We have accumulated net losses of approximately $28.4 million from our inception through March 31, 2005, and we expect to continue to incur significant operating losses in the future.

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

As of March 31, 2005, 34,513,386 shares of our common stock were outstanding, and there were approximately 5,838,379 million shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Of these shares, a significant number are eligible for resale. Sales of a large number of shares by selling stockholders could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to money market funds included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. We do not use any hedging transactions or any financial instruments for trading purpose and we not a party to any leveraged derivatives

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2005, we issued 3,750,000 shares of our common stock in a private placement to accredited investors. In connection with this financing, we issued warrants to purchase up to 75,000 shares of our common stock to Taglich Brothers, Inc., the placement agent. We relied on Regulation D and Section 4(2) of the Securities Act of 1933 for an exemption from registration for this transaction. In April 2005, we registered on a Form S-3 registration statement the resale of the shares of common stock issued in the private placement and the shares of common stock issuable upon exercise of the warrants.

Item 6.	Exhibits

The following exhibits are filed herewith:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Employment Agreement, dated January 10, 2005, between SCOLR Pharma, Inc. and Alan M. Mitchel*		8-K	10.1	001-31982	1/11/2005

10.2	Summary of SCOLR Pharma Non-employee Director Compensation*	X

10.3	Common Stock Purchase Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed on Exhibit A		8-K	10.1	001-31982	2/11/2005

10.4	Registration Rights Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed on Exhibit A		8-K	10.2	001-31982	2/11/2005

10.5	Letter Agreement, dated February 8, 2005 between SCOLR Pharma, Inc. and Taglich Brothers		8-K	10.3	001-31982	2/11/2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date: May 13, 2005	By:	/s/ Daniel O. Wilds
Daniel O. Wilds
Chief Executive Officer and President,
(Principal Executive Officer)

Date: May 13, 2005	By:	/s/ Gail T. Vitulli
Gail T. Vitulli
Director of Finance and Principal Financial Officer
(Principal Financial Officer)

The following exhibits are filed herewith:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date

10.1	Employment Agreement, dated January 10, 2005, between SCOLR Pharma, Inc. and Alan M. Mitchel*		8-K	10.1	001-31982	1/11/2005

10.2	Summary of SCOLR Pharma Non-employee Director Compensation*	X

10.3	Common Stock Purchase Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed on Exhibit A		8-K	10.1	001-31982	2/11/2005

10.4	Registration Rights Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed on Exhibit A		8-K	10.2	001-31982	2/11/2005

10.5	Letter Agreement, dated February 8, 2005 between SCOLR Pharma, Inc. and Taglich Brothers		8-K	10.3	001-31982	2/11/2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates management contract or compensatory plan or arrangement.