Form 10-Q
period 2005-06-30
SCOLR Pharma, Inc.
filed 2005-08-12
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of August 9, 2005
Common Stock, par value $0.001	34,843,719

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,195,937	$6,758,860
Accounts receivable, less allowance for doubtful accounts of $0 and $42,644 respectively	106,066	92,772
Current portion of note receivable	536,085	430,951
Prepaid expenses	260,204	159,565

Total current assets	18,098,292	7,442,148
PROPERTY AND EQUIPMENT — net	695,535	752,693
OTHER ASSETS
Intangible assets — net	463,259	487,938
Noncurrent portion of note receivable	965,037	1,277,699

	$20,222,123	$9,960,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$24,573	$47,841
Accounts payable — trade	173,688	731,839
Accrued liabilities	420,068	344,349

Total current liabilities	618,329	1,124,029
CAPITAL LEASE OBLIGATIONS, less current maturities	—	3,137

	618,329	1,127,166

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value	34,703	30,691
Additional contributed capital	49,800,765	35,392,140
Accumulated deficit	(30,231,674)	(26,589,519)

Total stockholders’ equity	19,603,794	8,833,312

	$20,222,123	$9,960,478

The accompanying notes are an integral part of these financial statements

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$155,834	$110,852	$243,292	$244,146

Operating expenses
Marketing and selling	87,823	59,641	135,351	101,072
Research and development	1,429,034	351,566	2,644,514	721,563
General and administrative	667,757	717,506	1,356,697	1,349,573

	2,184,614	1,128,713	4,136,562	2,172,208

Operating loss	(2,028,780)	(1,017,861)	(3,893,270)	(1,928,062)
Other income (expense)
Interest expense	(1,898)	(4,901)	(4,145)	(30,039)
Interest income	135,474	11,652	232,333	18,803
Other	20,900	80,020	22,927	93,604

	154,476	86,771	251,115	82,368

Net loss	$(1,874,304)	$(931,090)	$(3,642,155)	$(1,845,694)

Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.11)	$(0.06)

Weighted average number of common shares outstanding	34,551,703	30,387,772	32,182,734	29,014,951

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF CASH FLOWS

Six Months ended June 30,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(3,642,155)	$(1,845,694)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	163,457	104,128
Loss on the sale of equipment	—	445
Stock options issued for services	30,000	21,071
Changes in assets and liabilities
Accounts receivable	(13,294)	600,254
Note receivable	—	55,385
Prepaid expenses	(100,639)	(9,423)
Accounts payable	(558,151)	(372,126)
Accrued liabilities	90,719	(382,052)

Net cash used in operating activities	(4,030,063)	(1,828,012)

Cash flows from investing activities:
Payments on note receivable	207,528	788,942
Purchase of equipment and furniture	(62,491)	(441,604)
Patent and technology rights expenditures	(19,129)	(96,570)

Net cash provided by (used in) investing activities	125,908	250,768

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(26,405)	(25,334)
Payments on shareholder loan	—	(989,323)
Net payments on line of credit	—	(155,488)
Proceeds from issuance of common stock, net of issuance costs	14,367,637	10,149,106

Net cash provided by financing activities	14,341,232	8,978,961

Net increase in cash and cash equivalents	10,437,077	7,401,717
Cash and cash equivalents at beginning of period	6,758,860	1,282,656

Cash and cash equivalents at end of period	$17,195,937	$8,684,373

Cash paid during the period for:
Interest	$4,145	$30,039

Noncash investing and financing activities:
Issuance of warrants at fair market value for stock issuance costs	$194,899	$—

Stock options issued for accrued services	$15,000	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR Pharma, Inc. as of June 30, 2005, and June 30, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all adjustments that we consider necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 2004, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB for our fiscal year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to depreciable lives of assets and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R) Share-Based Payment, which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005. In March 2005, a staff accounting bulletin No. 107 deferred the implementation dates for annual and interim periods beginning after December 15, 2005. As a result, this will become effective for us beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined whether the adoption of SFAS 123 (R) will result in amounts that are similar to the current pro forma disclosure under SFAS 123 (see Note 5), we expect the adoption to have a material impact on the statements of operations in future periods.

NOTE 3 — FINANCING EVENTS

On February 8, 2005, we raised $15 million in gross proceeds through a private placement of 3,750,000 shares of our common stock for $4.00 per share to accredited investors. The sale of shares resulted in net proceeds to us of approximately $14 million. We filed a registration statement with the Securities and Exchange Commission registering the resale of the shares issued in the private placement (including shares of common stock issuable upon exercise of warrants issued to the placement agent).

Taglich Brothers, Inc. acted as the placement agent for the transaction and received a cash fee of $750,000 and warrants, valued at $194,899 using the Black-Scholes option-pricing model, to purchase up to 75,000 shares of our common stock at an exercise price of $5.00 per share exercisable for five years. Michael N. Taglich is the Chairman of the Board of Directors and is also an affiliate of Taglich Brothers, Inc.

NOTE 4 — NOTE RECEIVABLE

We sold our probiotics development and manufacturing business effective as of December 31, 2003. We calculated the present value of the $2 million original deferred purchase price note based on estimated projected payments from the purchaser using a rate equal to the Federal Treasury’s five-year treasury bill rate of 3.27% at December 31, 2003. Payments are applied to the principal and interest on the note in the quarter they are received, calculated in accordance with the agreement, and include royalty payments for sales of products using the CDT technology. As described in Note 7, “Subsequent Event”, in August 2005 we entered into an agreement with the purchaser of the probiotics division providing for settlement of the note receivable.

NOTE 5 — STOCK OPTIONS

We have stock-based employee compensation plans and apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Generally, the exercise price of our common stock equals the market price of the underlying stock on the date of the grant; therefore, no corresponding compensation expense has been recognized. For these options, we have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). With the adoption of the 2004 Equity Incentive Plan, non-employee directors may elect to receive the value of their quarterly retainer fee for services either in the form of cash or a stock-based director fee award, which will consist of either stock options or stock units. These awards are valued and expensed at the lower of the fair market value of the stock at the date of grant or the cash equivalent. We recognized $30,000 and $0 expense for the six months ended June 30, 2005, and 2004, respectively, related to these quarterly retainer fees in the form of stock option grants.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based awards for the periods ended June 30:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,874,304)	$(931,090)	$(3,642,155)	$(1,845,694)
Less: Total stock-based compensation expense determined under fair-value-based method	(540,429)	(113,829)	(1,267,302)	(196,936)
Stock-based compensation expense included in reported net loss	15,000	—	30,000	—
Pro forma net loss	$(2,399,733)	$(1,044,919)	$(4,879,457)	$(2,042,630)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.03)	$(0.11)	$(0.06)
Pro forma	$(0.07)	$(0.03)	$(0.15)	$(0.07)

NOTE 6 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Diluted earnings (loss) per share includes the effect of potential common stock, except when their effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 34,551,703 and 30,387,772 for the three months ended June 30, 2005, and 2004, and 32,182,734 and 29,014,951 for the six months ended June 30, 2005, and 2004, respectively. At June 30, 2005, there were 5,675,194 shares of potentially issuable common stock which have been excluded from the computation of diluted earnings per share.

NOTE 7 —SUBSEQUENT EVENT

During August 2005 we entered into an agreement with Nutraceutix, Inc. providing for payments of $973,505 in satisfaction of the note receivable associated with the December 2003 sale of our probiotics division and royalty obligations for the second quarter of 2005. The consideration to SCOLR included a cash payment of $197,652, a royalty payment of $16,962 due August 15, 2005, and a promissory note in the amount of $758,891, payable in twelve monthly installments due July 31, 2006. In addition, the license we previously granted to Nutraceutix to manufacture and sell certain extended release dietary supplement products will be limited to certain designated customers of Nutraceutix. We will receive royalty payments on such sales at a reduced rate effective July 1, 2005 and such payments will be recognized as royalty income. As a result of the modification of the licensing agreement, we will be able to pursue additional licensing opportunities and/or strategic alliances for sales of dietary supplement and nutritional products. The transaction will result in a loss on the settlement of the note of $537,921 in the third quarter of 2005.

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

We have applied our CDT platform to a number of nutritional products already on the market, including products sold to Wal-Mart, Rite Aid, General Nutrition Company, and Trader Joes.

We are actively engaged in the development of CDT-based extended release formulations of ibuprofen, pseduoephedrine (12 and 24 hour), a combination ibuprofen/pseudoephedrine and ondansetron, as well as an immediate release CDT formulation of raloxifene. Ibuprofen is an analgesic approved for treatment of pain and fever with no extended release formulation currently approved for use in North America. Pseudoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. Ondansetron HCl is the active ingredient in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. Raloxifene HCl is the active ingredient in Evista®, Eli Lilly’s product for osteoporosis which uses a different solubilization technology.

We have completed human testing of CDT-based 12 hour extended release formulation of pseudoehpedrine and expect to file an Abbreviated New Drug Application later this year. While our human clinical testing of ibuprofen demonstrated the ability of our technology to modulate the release of ibuprofen, further formulation and testing will be required to assure that this product meets intended performance standards. We now intend to submit a New Drug Application to the FDA for extended release (OTC) ibuprofen in mid-2006. We also have achieved encouraging preliminary results from the pilot bioavailability testing of our amino acid CDT based raloxifene HCl tablets. While still preliminary, these test data demonstrate that our CDT technology has the ability to enhance the absorption and bioavailability of raloxifene HCl as compared with the controls used in the study. CDT raloxifene uses technology from our third issued patent which addresses insoluble and sparingly soluble active ingredients in existing and potentially new oral drugs. We are continually evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications.

Our proprietary CDT system can be used in solid oral dosage formulations, the preferred route for drug administration, to yield tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours. We believe we can apply our technology to create significant delivery enhancements to a large universe of existing oral pharmaceutical, OTC, and nutritional products. CDT-based controlled release dry blend and direct compression tablet and capsule formulations contain readily available and generally regarded as safe (GRAS) excipients, e.g., non-active ingredients such as combinations of hydrophilic polymers and poly-ionics or electrolytes. These excipients are used to control the release rate of the active drug component of the CDT tablet in order to provide predictable delivery profiles. These include attaining reproducible, cost effective, and optimized in-vivo delivery of drugs for up to 24 hours. In addition, our proprietary amino-acid technology can be incorporated in immediate and sustained release solid oral formulations to increase the solubility characteristics of previously non-soluble and sparingly soluble drugs without employing costly micro-milling, nano-particulate, or coated particle technologies.

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

Results of Operations

Comparison of the quarter and six months periods ended June 30, 2005, and 2004

Revenue

Revenue for the quarter and six months ended June 30, 2005, and June 30, 2004, consisted of royalty income from sales of products incorporating our CDT technology. Revenue increased 41%, or $44,982, to $155,834 for the quarter ended June 30, 2005, from $110,852 for the quarter ended June 30, 2004, and decreased less than one percent, or $854, to $243,292 for the six months ended June 30, 2005, from $244,146 for the six months ended June 30, 2004. The increase during the second quarter was primarily the result of the timing of reporting of royalties from one customer and is not expected to reoccur.

Revenue does not include royalties from sales reported by the purchaser of our probiotics division. These additional royalties are derived primarily from sales of CDT-based dietary supplement products and are applied to the note receivable from that sale. Royalties reported from these sales was $61,843 for the quarter ending June 30, 2005, compared to $52,305 for the quarter ending June 30, 2004, and $167,795 for the six months ending June 30, 2005, compared to $118,491 for the six months ending June 30, 2004. During August 2005 we entered into an agreement providing for payments of $973,505 in settlement of the note receivable associated with the sale of our probiotics division and royalty obligations for the second quarter of 2005. The consideration to SCOLR included a cash payment of $197,652, a royalty payment of $16,962 due August 15, 2005, and a promissory note in the amount of $758,891. Effective July 1, 2005, we will receive royalty income on sales of CDT products by the purchaser of the probiotics division at a reduced rate and such payments will be included in royalty income.

Marketing and Selling Expenses

Marketing and selling expenses increased 47%, or $28,182, to $87,823 for the quarter ended June 30, 2005, compared to $59,641 for the quarter ended June 30, 2004 and 34% or $34,279, to $135,351 for the six months ended June 30, 2005, compared to $101,072 for the six months ended June 30, 2004. This increase was primarily due to increased expense for advertising and promotion and salary related expenses. Additional expenses are planned as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased 306%, or $1,077,468, to $1,429,034 for the quarter ended June 30, 2005, compared to $351,566 for the quarter ended June 30, 2004, and 266%, or $1,922,951, to $2,644,514 for the six months ended June 30, 2005, compared to $721,563 for the six months ended June 30, 2004 . During the quarter and six month periods ending June 30, 2005, we spent approximately $995,000 and $1,645,000, respectively, for the development, testing, and manufacturing of our products for our current and planned clinical trials. In addition, during the quarter and six month periods ending June 30, 2005, we spent approximately $42,000 and $226,000, respectively, for supplies and small equipment purchases, including raw materials used in our research and development activities. We also had increases in salary related expenses for additional personnel to support expansion of our operations and to develop systems to support commercialization of our CDT platform.

General and Administrative Expenses

General and administrative expenses decreased 7%, or $49,749, to $667,757 for the quarter ended June 30, 2005, compared to $717,506 for the quarter ended June 30, 2004, and increased 1%, or $7,124, to $1,356,697 for the six months ended

June 30, 2005, compared to $1,349,573 for the six months ended June 30, 2004. Decreases in legal expenses in the first six months of 2005 are offset by increases in personnel and salaries for the same period. Additional expenditures will be incurred during the remainder of 2005 to support our increased research and development activities and to comply with financial reporting and SEC regulatory requirements.

Operating Profit/Loss

Operating loss increased 99%, or $1,010,919, for the quarter ended June 30, 2005, to $2,028,780 as compared to $1,017,861 for the quarter ended June 30, 2004, and 102%, or $1,965,208 to $3,893,270 for the six months ended June 30, 2005 compared to $1,928,062 for the six months ended June 30, 2004. This increase is primarily related to higher research and development expenses, including the development, testing, and manufacturing of our products and clinical trials.

Other Income/Expense

Other income was $154,476 for the quarter ended June 30, 2005, compared with $86,771 for the quarter ended June 30, 2004 and $251,115 for the six months ended June 30, 2005, compared with $82,368 for the six months ended June 30, 2004. This increase was primarily due to interest received on our higher cash balances. In addition, during the second quarter, we recovered a discounted portion of an accounts receivable balance written off as bad debt in 2004 in the amount of $21,322.

Net Earnings/Loss

The net loss for the quarter ended June 30, 2005 increased 101%, or $943,214 to $1,874,304 as compared to $931,090 for the quarter ended June 30, 2004 and 97% or $1,796,461 to $3,642,155 for the six months ended June 30, 2005 compared to $1,845,694 for the six months ended June 30, 2004. This was mostly due to our increased research and development expenses as previously discussed.

Liquidity and Capital Resources

As of June 30, 2005, we had working capital of $17.5 million as compared with working capital of $6.3 million December 31, 2004. The change in working capital reflects the sale of 3,750,000 shares of common stock for net proceeds of approximately $14 million during February 2005. We believe that our cash on hand, including our cash equivalents, will be sufficient to fund our drug delivery business at planned levels through the third quarter of 2006.

Net cash used in operating activities for the second quarter of 2005 was approximately $1.9 million and approximately $4 million for the first six months of 2005. Expenditures during this period were a result of research and development expenses, clinical trial costs, contract manufacturing costs, and general and administrative expenses in support of our operations and marketing expenses. We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, and develop the infrastructure to support commercialization of our products.

We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. We expect that we will need to raise additional capital prior to the third quarter of 2006 to fund operations, conduct clinical trials, continue research and development projects, and commercialize our products. We have funded our operations primarily through the issuance of equity securities and anticipate we will need to seek additional funds through the issuance of equity securities or other sources of financing. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of or discontinue operations.

As of June 30, 2005, our commitments to make future payments under long term contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years
Operating Leases	$556,017	$169,450	$382,187	$4,380
Capital Lease	24,573	24,573	—	—

Total	$580,590	$194,023	$382,187	$4,380

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

We have incurred net losses since 2000, including net losses of $4.9 million in 2004, and $8.7 million in 2003. We have continued to incur losses after December 31, 2004, and for the three months and six months ended June 30, 2005, we had net losses of $1.9 million and $3.6 million, respectively. We have accumulated net losses of approximately $30 million from our inception through June 30, 2005, and we expect to continue to incur significant operating losses in the future.

We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. Our product development program may not lead to commercial products, either because our product candidates fail to be effective, are not attractive to the market, or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our net losses are likely to increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, and develop the infrastructure to support commercialization of our potential products.

We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate positive cash flow in the future. We expect that we will need to seek additional funds through the issuance of equity securities or other sources of financing before the third quarter of 2006. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our cease our operations.

We do not have sufficient cash to fund the development of our drug delivery operations. If we are unable to obtain additional equity or debt financing in the future, we will be required to reduce the scope of our business or cease our operations.

With the $15 million we raised in our private placement of common stock completed in February 2005, we believe that our cash on hand, including our cash equivalents, will be sufficient to fund our drug delivery business at planned levels through the third quarter of 2006. We will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

As of June 30, 2005, 34,703,119 shares of our common stock were outstanding, and there were 5,675,194 million shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Of these shares, a significant number are eligible for resale. Sales of a large number of shares by selling stockholders could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

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

Our exposure to market rate risk for changes in interest rates relates primarily to money market funds included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. We do not use any hedging transactions or any financial instruments for trading purpose and we are not a party to any leveraged derivatives

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

We held our Annual Meeting of Stockholders on June 10, 2005 to elect six directors to hold office until the next annual meeting of stockholders, and until their successors are elected and qualified. Each candidate was elected and received the following votes:

	For	Withheld
Daniel O. Wilds	25,262,699	1,805,763
Randall L-W. Caudill	25,323,349	1,809,263
Reza Fassihi, Ph.D.	26,137,281	1,036,131
Wayne L. Pines	26,139,431	1,034,031
Michael Sorell, M.D.	26,139,451	1,034,011
Michael N. Taglich	25,657,623	1,232,839

Herbert L. Lucas was previously elected to a three year term that will expire at next year’s annual meeting of stockholders.

Item 6.	Exhibits

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3	Amended and Restated Bylaws		8-K	99.1	001-31982	6/16/05

10.1	Settlement Agreement and First Amendment to the License, Manufacture and Distribution Agreement, dated as of August 3, 2005, by and between Nutraceutix, Inc. and SCOLR Pharma, Inc.		8-K	10.1	001-31982	8/05/05

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	☒

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR, INC.

Date: August 12, 2005	By:	/s/ DANIEL O. WILDS
Daniel O. Wilds
Chief Executive Officer and President,
(Principal Executive Officer)

Date: August 12, 2005	By:	/s/ GAIL T. VITULLI
Gail T. Vitulli
Director of Finance and Principal Financial Officer
(Principal Financial Officer)

The following exhibits are filed herewith:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3	Amended and Restated Bylaws		8-K	99.1	001-31982	6/16/05

10.1	Settlement Agreement and First Amendment to the License, Manufacture and Distribution Agreement, dated as of August 3, 2005, by and between Nutraceutix, Inc. and SCOLR Pharma, Inc.		8-K	10.1	001-31982	8/05/05

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒