Form 10-Q
period 2005-09-30
SCOLR Pharma, Inc.
filed 2005-11-14
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of November 8, 2005
Common Stock, par value $0.001	34,974,802

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,332,109	$6,758,860
Short term investments	1,687,630	—
Accounts receivable, less allowance for doubtful accounts of $0 and $42,644 at September 30, 2005 and December 31, 2004, respectively	206,274	92,772
Interest receivable	6,337	—
Current portion of note receivable	695,650	430,951
Prepaid expenses	228,797	159,565

Total current assets	17,156,797	7,442,148
PROPERTY AND EQUIPMENT — net	820,623	752,693
OTHER ASSETS
Intangible assets — net	468,492	487,938
Non-current portion of note receivable	—	1,277,699

	$18,445,912	$9,960,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$12,271	$47,841
Accounts payable — trade	625,261	731,839
Accrued liabilities	335,233	344,349

Total current liabilities	972,765	1,124,029
CAPITAL LEASE OBLIGATIONS, less current maturities	—	3,137

Total liabilities	972,765	1,127,166

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value. 34,924,802 and 30,690,886 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	34,925	30,691
Additional contributed capital	50,003,293	35,392,140
Unrealized loss on investments	(250)	—
Accumulated deficit	(32,564,821)	(26,589,519)

Total stockholders’ equity	17,473,147	8,833,312

	$18,445,912	$9,960,478

The accompanying notes are an integral part of these financial statements

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$205,764	$105,465	$449,055	$349,611

Operating expenses
Marketing and selling	56,948	53,868	192,299	154,940
Research and development	1,482,205	543,369	4,126,718	1,264,932
General and administrative	611,232	587,866	1,967,929	1,937,439

	2,150,385	1,185,103	6,286,946	3,357,311

Operating loss	(1,944,621)	(1,079,638)	(5,837,891)	(3,007,700)
Other income (expense)
Interest expense	(1,284)	(3,518)	(5,430)	(33,557)
Interest income	150,918	12,226	383,252	31,029
Settlement in connection with asset sale and license agreement	(537,921)	—	(537,921)	—
Other	(239)	3,230	22,688	96,834

	(388,526)	11,938	(137,411)	94,306

Net loss	$(2,333,147)	$(1,067,700)	$(5,975,302)	$(2,913,394)

Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.18)	$(0.10)

Weighted average number of common shares outstanding basic and diluted	34,829,027	30,500,643	33,225,772	28,157,142

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended September 30,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(5,975,302)	$(2,913,394)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	244,866	178,079
Loss on the sale of equipment	—	445
Stock options issued for services	48,465	36,071
Settlement in connection with asset sale and license agreement	537,921	—
Changes in assets and liabilities
Accounts receivable	(119,839)	609,284
Note receivable	—	55,385
Prepaid expenses	(69,232)	(30,747)
Accounts payable	(106,578)	(304,620)
Accrued liabilities	5,884	(365,562)

Net cash used in operating activities	(5,433,815)	(2,735,059)

Cash flows from investing activities:
Payments on note receivable	475,079	841,246
Purchase of equipment and furniture	(246,383)	(611,029)
Patent and technology rights expenditures	(46,967)	(171,691)
Purchase of short-term investments	(1,687,880)	—

Net cash provided by (used in) investing activities	(1,506,151)	58,526

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(38,707)	(38,790)
Payments on shareholder loan	—	(989,323)
Net payments on line of credit	—	(155,488)
Proceeds from exercise of common stock and warrants	473,085	499,645
Proceeds from issuance of common stock, net of issuance costs	14,078,837	9,660,959

Net cash provided by financing activities	14,513,215	8,977,003

Net increase in cash and cash equivalents	7,573,249	6,300,470
Cash and cash equivalents at beginning of period	6,758,860	1,282,656

Cash and cash equivalents at end of period	$14,332,109	$7,583,126

Cash paid during the period for:
Interest	$5,430	$33,557

Noncash investing and financing activities:
Issuance of warrants at fair market value for stock issuance costs	$194,899	$—

Stock options issued for accrued services	$15,000	$—

Unrealized loss on short-term investments	$(250)	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The accompanying unaudited financial statements of SCOLR Pharma, Inc. as of September 30, 2005, and for the three and nine months ended September 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of our financial position at such date and the operating results and cash flows for the period then ended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005. The accompanying unaudited financial statements and related notes should be read in conjunction with our audited annual financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-KSB.

The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to the determination of the allowance for doubtful accounts, depreciable lives of assets, and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

Short-term Investments

Short term investments are considered available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholder’s equity. Interest on securities classified as available-for-sale is included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity and amortization and accretion are included in interest income. Realized gains and losses are included in interest income.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R) Share-Based Payment, which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005. In March 2005, a staff accounting bulletin No. 107 deferred the implementation dates for annual and interim periods beginning after December 15, 2005. As a result, this standard will become effective for us beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to the recognition of employee stock based compensation at fair value. Although we have not yet determined whether the adoption of SFAS 123 (R) will result in amounts that are similar to the current pro forma disclosure under SFAS 123 (see Note 6), we expect the adoption to have a material impact on the statements of operations in future periods.

NOTE 3 — SHORT TERM INVESTMENTS

Short-term investments consisted of the following at September 30, 2005:

Type of Security (under 1 year):	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Commercial paper	$1,191,239	$—	$(209)	$1,191,030
US agency discount notes	496,641	—	(41)	496,600

Total short-term investments	$1,687,880	$—	$(250)	$1,687,630

NOTE 4 — FINANCING EVENTS

On February 8, 2005, we raised $15 million in gross proceeds through a private placement of 3,750,000 shares of our common stock for $4.00 per share to accredited investors. The sale of these shares resulted in net proceeds to us of approximately $14 million. We filed a registration statement with the Securities and Exchange Commission registering the resale of the shares issued in the private placement (including shares of common stock issuable upon exercise of warrants issued to the placement agent).

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

NOTE 5 — SETTLEMENT AND AMENDED LICENSE, MANUFACTURE AND DISTRIBUTION AGREEMENT

In December 2003, we sold our probiotics development and manufacturing business to Nutraceutix Inc. and granted a license to Nutraceutix to use our CDT technology to manufacture and sell certain extended release dietary supplement products. The deferred portion of the purchase price of $2 million was in the form of a note receivable that was valued at present value based on estimated projected payments from the purchaser at December 31, 2003. Payments were applied to the principal and interest on the note in the quarter they were received, calculated in accordance with the agreement, and included royalty payments for sales of products covered by the agreement. Consideration received in the transaction included our right to receive certain minimum payments from Nutraceutix, including royalties and other scheduled payments as defined in the agreements. We determined these minimum payments to be future consideration relating to the sale of the probiotics assets and classified them on our balance sheet as a note receivable.

In August 2005, we entered into an amendment to the original agreement with Nutraceutix providing for settlement of the note receivable. The amendment limited the rights previously granted to Nutraceutix to manufacture and sell certain extended release dietary supplement products to certain designated customers of Nutraceutix, eliminated the right to use our trademarks, resolved certain disputes and eliminated the remaining minimum payments due under the original agreement. The settlement resulted in the recognition of a loss of approximately $538,000 during the quarter ended September 30, 2005, determined based on the difference between the remaining discounted minimum payments due under the original agreement and the value of the consideration received of approximately $974,000, including a promissory note in the amount of approximately $759,000, and cash payments of approximately $215,000. The promissory note is payable in twelve monthly installments beginning August 31, 2005, and accrues interest at a rate of 5% per annum.

The exclusive license we originally granted to Nutraceutix to use our CDT technology to manufacture and sell certain extended release dietary supplement products will be limited to certain designated customers of Nutraceutix. Commencing July 1, 2005, we began receiving royalty payments on such sales at a reduced rate and such payments are recognized as royalty revenue as they become due.

NOTE 6 — STOCK OPTIONS

We have stock-based employee compensation plans and apply APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Under APB 25, compensation expense is based on the excess, if any, of the estimated fair value of its stock at the date of grant over the exercise price of the option. Deferred compensation is amortized over the vesting period of the individual options, using the straight-line method. Generally, the exercise price of our employee stock options equals the market price of the underlying common stock on the date of the grant; therefore, no compensation expense is recognized for financial reporting purposes. We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148).

With the adoption of our 2004 Equity Incentive Plan, non-employee directors may elect to receive the value of their quarterly retainer fee for services either in the form of cash or a stock-based director fee award, which will consist of either stock options or stock units. These awards are valued and expensed at the lower of the fair market value of the stock at the date of grant or the cash equivalent. We recognized $48,465 and $15,000 expense for the nine months ended September 30, 2005, and 2004, respectively, related to these quarterly retainer fees in the form of stock option grants.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition using the Black-Scholes option pricing model under the provisions of SFAS 123 to all outstanding and unvested stock-based awards for the periods ended September 30:

	Three Months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,333,147)	$(1,067,700)	$(5,975,302)	$(2,913,394)
Less: Total stock-based employee compensation expense determined under fair-value-based method	(552,434)	(87,200)	(1,819,736)	(284,136)
Stock-based employee compensation expense included in reported net loss	18,465	15,000	48,465	15,000

Pro forma net loss	$(2,867,116)	$(1,139,900)	$(7,746,573)	$(3,182,530)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.04)	$(0.18)	$(0.10)
Pro forma	$(0.08)	$(0.04)	$(0.23)	$(0.11)

NOTE 8 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of shares outstanding during the quarter and income available to common shareholders. Diluted earnings (loss) per share includes the effect of potential common stock, except when their effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 34,829,027 and 30,500,643 for the three months ended September 30, 2005, and 2004, and 33,225,772 and 28,157,142 for the nine months ended September 30, 2005, and 2004, respectively. A total of 5,557,531 and 4,721,731common equivalent shares at September 30, 2005 and 2004, respectively, prior to the application of the treasury stock method, have been excluded from the computation of diluted net loss per share as they are anti-dilutive.

NOTE 9 —SUBSEQUENT EVENTS

On October 20, 2005, we entered into a Manufacture, License and Distribution Agreement with Perrigo Company of South Carolina, Inc. Under the agreement, we granted a license to our controlled delivery technology CDT® to Perrigo for the manufacture, marketing, distribution, sale and use of specific dietary supplement products in the United States. In addition, Perrigo may request that we develop additional dietary supplement products that use this technology to be added to the agreement. Subject to certain exceptions described in the agreement, the license we granted to Perrigo is exclusive. We will receive royalties based on a percentage of Perrigo’s net profits derived from the sales of licensed products under the agreement.

On October 27, 2005, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the potential issuance of common stock and/or warrants up to an aggregate of $40 million. After the registration statement is declared effective by the Securities and Exchange Commission we will be able to raise capital from the offering of securities covered by the shelf registration statement, from time to time, and through one or more methods of distribution, subject to market conditions and cash needs.

On November 4, 2005, we entered into an Advisory Services Agreement with Michael N. Taglich, chairman of the board of directors, under which Mr. Taglich agreed to provide such advisory services to us as our chief executive officer or our board of directors may reasonably request from time to time. The agreement grants Mr. Taglich an option to purchase 100,000 shares of our common stock vesting over a two year period provided certain performance targets are met. The options will be accounted for under EITF 96-18 “Accounting for Equity Instruments that are issued to other than employees for acquiring, or in conjunction with selling, goods, or services.” Under this standard, equity instruments issued to non-employees are accounted for at their estimated fair value with final valuation measured on the vesting date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part 1 of this quarterly report and in our 2004 Annual Report on Form 10-KSB.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report under the heading “Risk Factors”, and are detailed from time to time in our periodic reports filed with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a specialty pharmaceutical company leveraging our formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platform to develop novel pharmaceutical, over-the-counter (OTC), and nutritional products. Our CDT platform is currently based on four patented drug delivery technologies and includes intellectual property from two U.S. patents licensed exclusively to us by Temple University and two U.S. patents assigned to us by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. We have collaborated with Dr. Fassihi over the last five years to develop prototype prescription and OTC drug formulations, and a number of currently marketed dietary supplements that utilize our CDT platform.

We have applied our CDT platform to a number of nutritional products already on the market, including products sold to Wal-Mart, Rite Aid, General Nutrition Company, and Trader Joes. On October 20, 2005, we entered into a Manufacture, License and Distribution Agreement with Perrigo Company of South Carolina, Inc. Under the agreement, we granted a license to our CDT technology to Perrigo for the manufacture, marketing, distribution, sale and use of specific dietary supplement products in the United States. In addition, Perrigo may request that we develop additional dietary supplement products that use this technology to be added to the agreement. Subject to certain exceptions described in the agreement, the license we granted to Perrigo is exclusive. We will receive royalties based on a percentage of Perrigo’s net profits derived from the sales of licensed products under the agreement. We expect the first product shipments will begin in early 2006.

We are engaged in the development of CDT-based extended release formulations of ibuprofen, pseduoephedrine, a combination ibuprofen/pseudoephedrine and ondansetron, as well as an immediate release CDT formulation of raloxifene. Ibuprofen is an analgesic approved for treatment of pain and fever with no extended release formulation currently approved for use in North America. Pseudoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. Ondansetron HCl is the active ingredient in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. Raloxifene HCl is the active ingredient in Evista®, Eli Lilly’s product for osteoporosis which uses a different solubilization technology.

We expect to file an Abbreviated New Drug Application for CDT-based 12 hour extended release formulation of pseudoehpedrine at the end of this year. In addition, we are conducting human clinical testing of an extended release ibuprofen (OTC) and intend to submit a New Drug Application to the FDA in mid-2006. We also have achieved encouraging results from the first pilot bioavailability testing of our amino acid CDT-based raloxifene HCl tablets. CDT raloxifene uses technology from two of our issued patents which address insoluble and sparingly soluble active ingredients in oral drugs. We believe the trial data demonstrates that our patented amino acid CDT-based platform can be a viable alternative to currently utilized solubility and permeability-enhancing practices. We are continually evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications.

Our proprietary CDT system can be used in solid oral dosage formulations, the preferred route for drug administration, to yield tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours. We believe we can apply our technology to create significant delivery enhancements to a large universe of existing oral pharmaceutical, OTC, and nutritional products. CDT-based controlled release dry blend and direct compression tablet and capsule formulations contain readily available and generally regarded as safe (GRAS) excipients, e.g., non-active ingredients such as combinations of hydrophilic polymers and poly-ionics or electrolytes. These excipients are used to control the release rate of the active drug component of the CDT tablet in order to provide predictable delivery profiles. These include attaining reproducible, cost effective, and optimized in-vivo delivery of drugs for up to 24 hours. In addition, our proprietary amino-acid technology can be incorporated in immediate and sustained release solid oral formulations to increase the solubility characteristics of previously non-soluble and sparingly soluble drugs without employing costly micro-milling, nano-particulate, liposomes, or coated particle technologies.

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

Results of Operations

Comparison of the quarter and nine months periods ended September 30, 2005, and 2004

Revenue

Revenue consists of royalty income from sales of products incorporating our CDT technology. Revenue increased 95%, or $100,299, to $205,764 for the quarter ended September 30, 2005, from $105,465 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, revenue increased 28%, or $99,444, to $449,055 from $349,611 for the nine months ended September 30, 2004. This increase in revenue is attributable to higher levels of royalties from the sales of nutritional products incorporating our CDT technology ($57,000) during the third quarter as well as the reporting of revenue ($37,000) from the buyer of our probiotics business.

As described in Note 5 to the Financial Statements, we determined that certain minimum payments (including royalties relating to the December 2003 sale of our probiotics business to Nutraceutix, Inc.) were consideration relating to the sale of the probiotics assets and we did not record as revenue those payments as they became due. During August 2005, we entered into a settlement and amended agreement with Nutraceutix which, among other things, restricted the license granted to Nutraceutix to use our CDT technology and resulted in cancellation of Nutraceutix’s obligation to make the minimum payments due under the original agreement. We treated royalties received under the original agreement as deferred consideration and not as revenue. The amounts of such deferred consideration were $0 for the quarter ending September 30, 2005, compared to $61,333 for the quarter ending September 30, 2004, and $167,795 for the nine months ending September 30, 2005, compared to $179,823 for the nine months ending September 30, 2004.

Marketing and Selling Expenses

Marketing and selling expenses increased 6%, or $3,080, to $56,948 for the quarter ended September 30, 2005, compared to $53,868 for the quarter ended September 30, 2004, and 24% or $37,359, to $192,299 for the nine months ended September 30, 2005, compared to $154,940 for the nine months ended September 30, 2004. This increase was primarily due to increases in advertising and promotion expenses, commission expenses related to the increase in royalty revenues, and salary related expenses. We expect to incur additional expenses as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased 173%, or $938,836, to $1,482,205 for the quarter ended September 30, 2005, compared to $543,369 for the quarter ended September 30, 2004, or 226%, and $2,861,786, to $4,126,718 for the nine months ended September 30, 2005, compared to $1,264,932 for the nine months ended September 30, 2004 . During the quarter and nine month periods ending September 30, 2005, we spent $993,859 and $2,638,576, respectively, for the development, testing, and manufacturing of our products for current and planned clinical trials which began in the fourth quarter of 2004, compared to $148,896 and $156,322 for quarter and nine month periods ending September 30, 2004. In addition, during the quarter and nine month periods ending September 30, 2005, we spent $38,013 and $264,027, respectively, for supplies and small equipment purchases, including raw materials used in our research and development activities compared to $29,292 and $83,524 for the quarter and nine month periods ending September 30, 2004. We also had increases in salary related expenses for additional personnel to support expansion of our operations and to develop systems to support commercialization of our CDT platform.

General and Administrative Expenses

General and administrative expenses increased 4%, or $23,366, to $611,232 for the quarter ended September 30, 2005, compared to $587,866 for the quarter ended September 30, 2004, and increased 2%, or $30,490, to $1,967,929 for the nine months ended September 30, 2005, compared to $1,937,439 for the nine months ended September 30, 2004. Decreases in legal expenses in the first nine months of 2005 were offset by increases in personnel and salaries for the same period.

Operating Profit/Loss

Operating loss increased 80%, or $864,983, for the quarter ended September 30, 2005, to $1,944,621 as compared to $1,079,638 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, our operating loss increased 94% or $2,830,191 to $5,837,891, as compared to $3,007,700 for the nine months ended September 30, 2004. This increase was primarily related to higher research and development expenses, including the development, testing, and manufacturing of our products and clinical trials.

Other Income/Expense

Other Income included interest income of $150,918 for the quarter ended September 30, 2005 compared to $12,226 for the quarter ended September 30, 2004, and $383,252 for the nine months ended September 30, 2005 compared to $31,029 for the nine months ended September 30, 2004. This increase was primarily due to interest received on our higher cash balances. Other expense included a non-recurring expense of $537,921 for the settlement in connection with the asset sale and license agreement for the quarter and nine months ended September 30, 2005. In addition, during the nine months ended September 30, 2005, we recovered a discounted portion of an accounts receivable balance written off as bad debt in 2004 in the amount of $21,322.

Net Earnings/Loss

The net loss for the quarter ended September 30, 2005, increased 119%, or $1,265,447 to $2,333,147 as compared to $1,067,700 for the quarter ended September 30, 2004, and 105% or $3,061,908 to $5,975,302 for the nine months ended September 30, 2005, compared to $2,913,394 for the nine months ended September 30, 2004. This increased net loss was primarily due to our increased research and development expenses and the loss on the settlement agreement more fully described in Note 5 of the Notes to the Financial Statements.

Liquidity and Capital Resources

As of September 30, 2005, we had working capital of $16.2 million as compared with working capital of $6.3 million December 31, 2004. The change in working capital reflects the sale of 3,750,000 shares of common stock for net proceeds of approximately $14 million during February 2005, partially offset by cash used in operations resulting from our continuing net losses. We believe that our cash, cash equivalents, and short-term investments will be sufficient to fund our drug delivery business at planned levels through the third quarter of 2006.

Net cash used in operating activities was approximately $5.4 million for the nine months ended September 30, 2005. Expenditures during this period were a result of research and development expenses, clinical trial costs, contract manufacturing costs, and general and administrative expenses in support of our operations and marketing expenses. In addition to this, was a non-recurring expense of $537,921 for the settlement agreement more fully described in Note 5 of the Notes to the Financial Statements. We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, and develop the infrastructure to support commercialization of our products.

Net cash used in investing activities totaled approximately $1.5 for the nine months ended September 30, 2005. This was primarily due to the purchase of securities available-for-sale more fully described in Note 3 of the Notes to the Financial Statements. Net cash provided by financing activities was approximately $15 million primarily due to the sale of common stock during February 2005 discussed above.

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

As of September 30, 2005, our commitments to make future payments under long term contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years
Operating Leases	$689,347	$224,557	$462,600	$2,190
Capital Lease	12,714	12,714	—	—

Total	$702,061	$237,271	$462,600	$2,190

Operating leases include future lease payments for our corporate office space in Bellevue, Washington. During the quarter ending September 30, 2005, we amended the lease for our Bellevue space, effective as of October 12, 2005, to add 4,125 square feet of administrative space in the same building. The total square footage covered under the lease will increase from 10,510 square feet to 14,635 square feet, and the average annual rent under the lease will increase from $112,369 to $174,378. The termination date of the lease remains September 30, 2008.

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

We have incurred net losses since 2000, including net losses of $4.9 million in 2004, and $8.7 million in 2003. We have continued to incur losses after December 31, 2004, and for the three months and nine months ended September 30, 2005, we had net losses of $2.3 million and $6.0 million, respectively. We have accumulated net losses of approximately $30 million from our inception through September 30, 2005, and we expect to continue to incur significant operating losses in the future.

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

We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate positive cash flow in the future. We expect that we will need to seek additional funds through the issuance of equity securities or other sources of financing before the third quarter of 2006. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease our operations.

We do not have sufficient cash to fund the development of our drug delivery operations. If we are unable to obtain additional equity or debt financing in the future, we will be required to reduce the scope of our business or cease our operations.

With the approximately $14 million we raised in our private placement of common stock completed in February 2005, we believe that our cash on hand, including our cash equivalents, will be sufficient to fund our drug delivery business at planned levels through the third quarter of 2006. We will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

If we fail to comply with all of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our independent accounting firm could disclaim its opinion, or issue a qualified opinion, as it relates to the effectiveness of our internal controls which could cause an adverse reaction in the financial market and could make it difficult for us to raise capital.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. We were not subject to these requirements for the fiscal year ended December 31, 2004. We are currently performing a readiness assessment in preparation for our first Section 404 reporting requirement, which will be effective for fiscal year 2005. This report is required to contain an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must also attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, we may not be able to comply with all of the requirements imposed by Section 404 by the deadlines imposed under Section 404. If we fail to have an effectively designed and operating system of internal control, we will be unable to comply with the requirements of Section 404 in a timely manner. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our independent auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal control or may issue a qualified opinion on the effectiveness of our internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and could make it difficult for us to raise capital.

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

Our management believes that, to be successful, we must appropriately manage the size of our business. We have added personnel and have added several new research and development projects. We anticipate that we will experience additional growth in connection with the development, manufacture and commercialization of our products. If we experience rapid growth of our operations, we will be required to implement operational, financial and information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth effectively. Our failure to effectively manage our existing operations or our growth could have a material adverse effect on our financial performance or stock price.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of September 30, 2005, 34,924,802 shares of our common stock were outstanding, and there were 5,557,531 million shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Of these shares, a significant number are eligible for resale. Sales of a large number of shares by selling stockholders could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

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

Our board of directors has the authority, without obtaining stockholder approval, to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. Our certificate of incorporation and bylaws also provide for a classified board and special advance notice provisions for proposed business at annual meetings. In addition, Delaware and Washington law contain certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of our company. Further, we have a stockholder rights plan that is designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of our board of directors, and thereby make a hostile takeover attempt prohibitively expensive for a potential acquirer. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if stockholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

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

PART II: OTHER INFORMATION

Item 5.	Other Information

Results of Operations and Financial Condition

On November 14, 2005, we announced our financial results for the third quarter of 2005. A copy of the press release containing the announcement is attached as Exhibit 99.1 to this quarterly report.

Item 6.	Exhibits

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Settlement Agreement and First Amendment to the License, Manufacture and Distribution Agreement, dated as of August 3, 2005, by and between Nutraceutix, Inc. and SCOLR Pharma, Inc.		8-K	10.1	001-31982	8/05/05

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	☒

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

99.1	Press Release of SCOLR Pharma, Inc., dated November 14, 2005	☒

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR PHARMA, INC.

Date: November 14, 2005	By:	/s/ DANIEL O. WILDS
Daniel O. Wilds
Chief Executive Officer and President,
(Principal Executive Officer)

Date: November 14, 2005	By:	/s/ GAIL T. VITULLI
Gail T. Vitulli
Director of Finance and Principal Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Settlement Agreement and First Amendment to the License, Manufacture and Distribution Agreement, dated as of August 3, 2005, by and between Nutraceutix, Inc. and SCOLR Pharma, Inc.		8-K	10.1	001-31982	8/05/05

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	☒

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	☒

99.1	Press Release of SCOLR Pharma Inc. dated November 14, 2005.	☒