Form 10-K
period 2005-12-31
SCOLR Pharma, Inc.
filed 2006-03-23
CIK 934936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-31982

SCOLR Pharma, Inc.

(Name of small business issuer in its charter)

Delaware	91-1689591
(State of Incorporation)	(IRS Employer Identification No.)

3625 132nd Avenue S.E. Ste. 400
Bellevue, WA	98006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (425) 373-0171

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $100 million, based upon the closing sale price on the American Stock Exchange reported for such date. Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock was 35,216,506 as of March 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2006 annual meeting of stockholders. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2005.

SCOLR Pharma, Inc.

FORM 10-K

PART I

In this document, the words “we,” “our,” “ours,” and “us” refer only to SCOLR Pharma, Inc. and not any other person or entity.

Item 1.	Business

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this annual report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this annual report, including Item 1A, as well as those discussed elsewhere in this annual report and others detailed from time to time in our periodic reports filed with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a results of new information, future events or otherwise.

Overview

We are a specialty pharmaceutical company. Our corporate objective is to combine our formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platform to develop novel pharmaceutical, over-the-counter (OTC), and nutritional products. Our CDT platform is based on four recently patented drug delivery technologies for the programmed release of solid oral medications and nutritional products.

Our innovative CDT drug delivery technologies enable us to formulate tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours. Our CDT technology platform is designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with a treatment program, and reduce side effects or increase drug safety. In addition, our amino-acid technology can be incorporated into oral formulations to increase the solubility characteristics of previously non-soluble and sparingly soluble drugs without employing costly micro-milling and coated particle technologies.

We have developed multiple private label nutritional products incorporating our CDT platform that are sold in national retailers such as Wal-Mart, Rite-Aid and Trader Joe’s and provide us with royalty revenue. In October 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company for the manufacture, marketing, distribution, sale and use of certain dietary supplement products in the United States. We will receive royalty payments based on a percentage of Perrigo’s net profits derived from the sales of products covered by our agreement.

In December 2005, Wyeth Consumer Healthcare, a division of Wyeth, licensed the worldwide rights to use our CDT platform for products containing ibuprofen. Ibuprofen is an analgesic typically used for the treatment of pain, fever and inflammation. Wyeth currently markets its ibuprofen products under the trade name Advil®. Pursuant to the agreement, Wyeth paid us an upfront fee and agreed to make additional payments upon achievement of specified milestones. Our agreement provides for payment of royalties based on a percentage of Wyeth’s annual net sales of ibuprofen based products utilizing our CDT technologies that are commercialized under our agreement.

We are also engaged in development of CDT-based extended release formulations of ibuprofen, gabapentin, pseudoephedrine, phenylephrine, and ondansetron, as well as immediate release formulations of raloxifene and fenofibrate. Ibuprofen is an analgesic approved for treatment of pain and fever. Gabapentin is the prescription drug in Neurontin®, a Pfizer product for neuralgia (neural pain) and used as an adjunct treatment of partial seizures associated with epilepsy. Psuedoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. Phenylephrine is a decongestant often substituted for pseudoephedrine as a result of regulatory restrictions on the sale and marketing of products containing pseudoephedrine. Ondansetron HCl is the drug in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. Raloxifene HCl is the active ingredient in Evista®, Eli Lilly’s product for osteoporosis which uses a different solubilization technology. Fenofibrate is the drug in Tricor®, an Abbott product for hypercholesterolemia (elevated total cholesterol). The seven drugs referenced above each have addressable market sales ranging between $0.6 million and $1.5 billion as more fully described in the Product Development summary below. We are currently evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications.

Prior to January 1, 2004, we manufactured nutraceutical-based health and dietary supplements for the animal and human nutrition markets. Our transition to a focused specialty pharmaceutical business was completed with the sale of our probiotics business, effective as of December 31, 2003.

We were incorporated on October 12, 1994, in Delaware under the name Caddy Systems, Inc. From April 1995 to July 2002, we operated under the name Nutraceutix, Inc. In July 2002, we changed our name to SCOLR, Inc. and to SCOLR Pharma, Inc. in July 2004. SCOLR is an acronym for “Self Correcting Oral Linear Release,” an important feature of our lead technology.

Our website is www.scolr.com. Information contained on our website is not part of, and is not incorporated into, this annual report. Our filings with the SEC are available without charge on our website.

Corporate Strategy

Our strategy is to develop pharmaceutical, OTC, and nutraceutical products utilizing our innovative oral drug delivery technologies. Our technologies enable us to formulate tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours. We believe that our technologies are capable of significantly improving the delivery of many pharmaceutical, OTC, and nutraceutical products.

We seek collaborative arrangements and alliances with corporate partners, licensors, and licensees to provide funding for the research, development, clinical testing, manufacturing, marketing, and commercialization of our product candidates. Controlled-release drug delivery technologies such as CDT can be applied to reformulate existing drugs and extend their patent protection, thereby improving product release profiles and defending important revenue streams for pharmaceutical companies. Many pharmaceutical and specialty pharmaceutical companies have also successfully utilized controlled-release technologies to develop product line extensions.

We expect to seek collaborations in order to advance the manufacturing, selling, and marketing of our potential products. However, based on an evaluation of each product opportunity, we may consider establishing limited manufacturing or sales and marketing capabilities to better maintain control over product development timelines and to capture more of their economic value. We do not currently have commercialization or manufacturing capabilities.

In 2005 and 2004, we spent $5.9 million and $2.6 million, respectively, on product research and development. We plan to increase our research and development expenditures to more aggressively evaluate and pursue commercial opportunities for our technology in the pharmaceutical and OTC markets.

Commericial Relationships

An important part of our strategy is to seek collaborations and strategic partnerships to develop or market some of our products. We have entered into collaborations and currently plan to enter into additional collaborations with established third parties to manufacture and commercialize our existing and potential products. We are engaged in discussions with pharmaceutical companies regarding development of products incorporating our CDT platform and other types of marketing, manufacturing or distribution opportunities. Following is a summary of our existing collaborations.

Perrigo Company. On October 20, 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company. Perrigo is a leading global healthcare supplier and the world’s largest manufacturer of OTC pharmaceutical and nutritional products for the store brand and contract manufacturing markets. Under the agreement, we granted a license to our CDT technology to Perrigo for the manufacture, marketing, distribution, and sale of specific dietary supplements in the United States. In addition, Perrigo may request that we develop additional dietary supplement products that use our technology to be added to the agreement. Subject to certain exceptions described in the agreement, the license we granted to Perrigo is exclusive. We will receive royalty payments based on Perrigo’s net profits derived from the sales of products subject to the agreement. The first product shipments by Perrigo began in the first quarter of 2006.

Wyeth Consumer Healthcare. On December 21, 2005, we entered a licensing agreement with Wyeth Consumer Healthcare, a division of Wyeth, granting Wyeth exclusive worldwide rights to use our CDT platform for the development, manufacture and commercialization of products containing ibuprofen. Wyeth is one of the world’s premier consumer healthcare companies and the leading provider of ibuprofen products. Wyeth agreed to use its commercially reasonable efforts to research and develop at least one ibuprofen product for the purposes of seeking regulatory approval for the commercialization of that product and we will receive certain minimum royalty payments for this product under the agreement. We will work with Wyeth on a coordinated development program to complete the clinical development and commercialization of the initial ibuprofen product. We have the right to participate in the development of any additional products containing ibuprofen utilizing CDT technology that Wyeth seeks to advance.

Wyeth paid us an initial research and development fee and agreed to pay additional fees upon the achievement of specified milestones. Wyeth also agreed to pay us a licensing fee and a technology transfer fee upon the completion of certain specified events associated with additional products containing ibuprofen. In addition, the agreement provides for quarterly royalty payments based upon a percentage of Wyeth’s annual net sales of products covered by the agreement on a product-by-product basis. There are currently no extended release formulations of ibuprofen approved for use in North America.

Archer Daniels Midland. On March 8, 2002, we entered into an exclusive patent license agreement with Archer Daniels Midland Company (ADM) which granted ADM an exclusive license and right of first refusal to develop and market certain dietary supplement and nutraceutical products using our CDT technology. We receive royalties based on a percentage of net sales of the licensed products. We have developed an extended release formulation for use in soy isoflavones for ADM. ADM has reported ownership of approximately 5% of our outstanding common stock.

Nutraceutix. Effective as of December 31, 2003, we completed the sale of our probiotics development and manufacturing activities to Nutraceutix, Inc. The acquiring entity was established and is owned by our former vice president of operations, chief financial officer and general manager of the probiotics operations. Substantially all of the assets and properties used in connection with our probiotics sales, including equipment, inventory and intellectual property rights, were sold in this transaction. The unit engaged in the business of formulating and manufacturing probiotics-based health and dietary supplements for the animal and human nutrition markets.

In connection with the sale, we granted Nutraceutix the right to manufacture and sell certain products utilizing our patented CDT technology. On August 3, 2005, we entered into a settlement and amended agreement with Nutraceutix which, among other things, restricted the license granted to Nutraceutix to use our CDT technology for sales to a limited number of designated customers. The settlement provided for Nutraceutix to pay us royalties on the sale of products incorporating CDT technology at a reduced rate from July 2005, until termination of its license on December 31, 2007, subject to extension for an additional year under certain circumstances.

Our CDT Platform

We believe that our proprietary CDT controlled-release technologies have the potential to significantly improve a large universe of oral pharmaceutical, OTC, and nutritional products. Our CDT platform is designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with a treatment program, and reduce side effects or increase drug safety by releasing drug dosages at specific times or to specific locations in the body. Our proprietary CDT technologies can be used in solid oral dosage formulations to yield tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours.

Oral administration is the preferred route for drug delivery, owing to its convenience and ease of use. However, many orally-administered, immediate-release drug products are rapidly utilized by the body, thereby requiring repeat administration throughout the day. Consequently, patient non-compliance can be a significant problem for many of these products. Our oral controlled-release technologies eliminate this need for multiple daily dosing by extending the release of the active drug component so that the product maintains its therapeutic usefulness over a longer period of time. In addition, lowering the peak levels of certain drugs in the blood by extending their release profile may reduce the adverse effects associated with these drugs.

Our CDT platform represents a robust and simple approach to drug tablet and capsule formulation which employs a low cost simplified manufacturing process utilizing conventional granulation, blending, and compression equipment in a two- or three-step process. Our controlled-release tablet and capsule formulations contain readily available and generally-regarded-as-safe (GRAS) excipients (i.e., non-active ingredients such as combinations of hydrophilic polymers and amino acids or electrolytes). These excipients are used to modulate the release rate of the drug within the CDT tablet in order to provide predictable delivery profiles. These profiles include attaining sustained-release with improved linearity or zero-order kinetics.

Our CDT technology can accommodate comparatively high “payloads” of an active ingredient while being programmable to deliver these active ingredients over a wide range of release profiles and timeframes. We believe that our CDT-based continuous release tablet and capsule formulations are capable of generating the sustained release profiles required for reproducible, cost-effective, and optimized in-vivo delivery of drugs for up to 24 hours.

In addition, our proprietary amino-acid technologies can be incorporated into solid oral formulations to increase the solubility characteristics of previously non-soluble or sparingly-soluble compounds. Our amino acid technologies are designed to allow the successful manufacture of these drugs without employing costly micro-milling, nano-particulate, coated-particle or other complex solubility enhancing technologies.

Our CDT platform is currently based on four issued patents for the programmed release of solid oral medications. In aggregate, our amino acid, salt-based, and dual polymer technologies offer a range of formulation alternatives capable of addressing some of the most challenging hurdles in oral drug delivery, including zero order kinetics, poorly soluble active ingredients, and ingredients that are difficult to tablet. Our issued patents are summarized below:

•	Dual Polymer Patent—(U.S. Patent No. 6,337,091 issued 2002). This first generation of our technology is based on hydrophilic matrices which allow for the controlled diffusion of active ingredients from the matrix through progressive swelling and erosion of the tablets. The resulting CDT tablets or capsules employ combinations of conventional tableting materials selected specifically for the active ingredient(s) and the desired release profile. Various release patterns and rates can be achieved depending upon the matrix composition, the selection and ratio of polymers, ionic substrates, and excipients.

•

Salt Patent—(U.S. Patent No. 6,090,411 issued July 18, 2000). This technology provides for the controlled and programmable release of the active pharmaceutical ingredient (API) with zero-order kinetics through dry blending and direct compression of a salt, a polymer, and the API. We believe that this salt-based technology provides several advantages over comparable sustained-release technologies: 1) Our technology employs a comparatively simple, two-step manufacturing process (involving no granulation), and the dry blending of a selected salt and polymer to create a dry matrix; 2) Our salt patent platform is broadly applicable to dietary supplements, OTC products and prescription pharmaceuticals, and it yields extremely rugged tablets; 3) The in-vitro dissolution results of these tablets are not affected by drug solubility, pH, tablet size or configuration, tablet hardness, or friability; and, 4) Our technology uses GRAS excipients manufactured with standard pharmaceutical processing equipment thereby enabling cost-effective production.

•	Amino Acid Patents—(U.S. Patent No. 6,517,868 issued February 11, 2003 and U.S. Patent No. 6,936,275 issued on August 30, 2005). These technologies employ a controlled-release matrix system based on the application of amino acids, gums and polymers via hydrophobic/polar interaction which improves solubility and, possibly, permeability. Our amino acid technologies are designed to offer simpler solutions to certain difficult formulation challenges. For example, our amino acid technologies are designed to successfully deliver poorly soluble drugs which are difficult and costly to formulate and produce using currently available manufacturing techniques and processes.

Datamonitor has estimated the sales and license fees from drug delivery systems for OTC and prescription drug products to be $79 billion in 2005 with a forecast of approximately $117.3 billion in 2009. The leading revenue source for drug delivery systems is the oral sector, with estimated total global revenues by Datamonitor of over $20 billion in 2005 and forecast revenues of approximately $29 billion in 2009. The United States continues to be the largest market for drug delivery systems with estimated total revenues of over $42 billion in 2005 with a forecast of approximately $57.6 billion in 2009. We believe that the drug delivery industry will continue to show strong growth in the future as many multi-national pharmaceutical companies seek new drug delivery technologies to extend the life of existing pharmaceutical franchises through new drug introductions involving older molecules incorporating new patented drug delivery technology.

Product Development

Our proprietary drug delivery technologies are applicable to a wide range of drugs with different physical and chemical properties including water soluble and insoluble drugs as well as high dose and low dose drugs. Using our CDT platform, we can formulate drugs with precise release profiles. In selecting product candidates for development, we focus on the applicability of our platform to a particular compound, benefits to patients, as well as market size, patent protection, and other factors.

Our CDT technology has been used to develop several dietary supplement products that are currently manufactured and distributed by third parties. We currently receive royalties and other payments from the sale of products that incorporate our CDT technology, including combinations of glucosamine and chondroitin, soy isoflavones, niacin, and other dietary products. These sales are being generated through relationships with retailers such as Wal-Mart, Rite-Aid, Trader Joe’s, and GNC, or by sales through Nutraceutix, our former probiotics division. Our CDT Glucosamine and Chondroitin product is currently available nationwide in more than 8,000 retail outlets, including Wal-Mart (under the Spring Valley label), Trader Joe’s (under the Trader Darwin’s label), and Rite-Aid stores.

We have also applied our CDT platform to a portfolio of more than twenty potential pharmaceutical targets on a preclinical demonstration basis. These target candidates include existing analgesic, cardiovascular, diabetes, nausea, and pulmonary products. We have an internal development program targeting a select group of significant, existing drugs for reformulation in an effort to demonstrate the applicability and viability of our CDT platform. We are engaged in development of CDT-based extended release formulation of a number of products, including gabapentin, ibuprofen, pseudoephedrine, phenylephrine, and ondansetron, as well as immediate release formulations of raloxifene and fenofibrate. We are currently evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications.

The following table summarizes information regarding our current primary target candidates. This table is qualified in its entirety by reference to the more detailed descriptions contained elsewhere in this Form 10-K.

Lead Products	Application	Potential Advantages	Status	Total Market Estimate(1)

Ibuprofen	OTC Analgesic	—First extended release OTC ibuprofen —1 tablet vs. 3 every 12 hrs —Lower cost —Patent protected	—Licensed to Wyeth Consumer Healthcare, Q4 2005	$ 8 billion (Global OTC analgesic)

Pseudoephedrine	OTC Decongestant	— 1/3rd size of existing OTC product(s) —Lower cost —Patent protected	—ANDA trials completed, Q2 2005 —ANDA submission planned 2006	$ 1 billion combined market (U.S.)

Phenylephrine	OTC Decongestant	—Lower cost —Patent protected	—Initial formulation work completed —Clinical trials planned 2006	$ 1 billion combined market (U.S.)

Raloxifene	Rx Osteoporosis	—Less drug for similar results(2) —Simplified manufacturing —Lower cost —Patent protected	—Animal study positive —Human pilot studies completed, Q3 2005 —Results positive(3) —Product optimization expected 2006(3)	$ 1 billion (Global)

Ondansetron	Rx Anti-Nausea	—Faster absorption(2) —1 tablet vs. 3 every 24 hrs. —Simplified manufacturing —Lower cost —Patent protected	—Animal study positive —Human pilot study dosing complete Q4 2005 —Results positive(3) —Product optimization expected 2006(3)	$ 1.5 billion (Global)

Fenofibrate	Rx Cholesterol Management (Hypercholesterolemia)	—Less Drug for similar results — Simplified manufacturing —Alternative to nanocrystalization —Lower cost —Patent protected	—Formulation work in progress. —Human studies planned 2006	$ 0.8 billion (Global)

Gabapentin	Rx Neural Pain	—Improve absorption —1 tablet every 12 hrs. —Simplified manufacturing —Lower cost —Patent protected	—Formulation work in progress. —Human studies planned 2006	$ 0.6 billion (Global)

(1)	Current market estimates based on market data sources including IMS, Data Monitor and public company disclosures by industry participants.
(2)	Based on 2004 initial animal study and initial 2005 clinical results.
(3)	Development projects are subject to significant risks and uncertainties described under Item 1A of this annual report on Form 10-K.

Development Status of Lead Products

•	Ibuprofen—We developed an extended release formulation of ibuprofen based on our CDT platform which we licensed to Wyeth in December 2005. There are currently no extended release formulations of ibuprofen approved for use in North America. Based on industry sources, we estimate that North American sales of ibuprofen are more than $1 billion per year. Due to the license arrangement with Wyeth, we suspended development of an extended release ibuprofen/pseudoephedrine combination formulation.

•	Pseudoephedrine and Phenylephrine—We completed human testing of our 12-hour CDT-based pseudoephedrine tablets in 2005 and expect to file an Abbreviated New Drug Application (ANDA) submission with the U.S. Food and Drug Administration (FDA) during 2006. While we believe our formulation will offer attractive tablet size and cost advantages when compared to similar tablets already on the market, regulatory limitations relating to diversion of pseudoephedrine may limit the commercial opportunity for this product. As a result, we suspended development of a 24-hour extended release pseudoephedrine formulation pending an evaluation of changes in the market. In addition, we intend to pursue development of an extended release formulation of phenylephrine, an ingredient widely used as a substitute for pseudoephedrine in decongestant products. Based on industry sources, we estimate that North American sales of products containing pseudoephedrine or phenylephrine are more than $1 billion per year.

•	Raloxifene—We completed an initial human clinical evaluation of a CDT-based immediate release raloxifene formulation during 2005. The results of the first trial supported the advancement of an additional formulation and human clinical work. Raloxifene is used to prevent and treat osteoporosis. Additional studies are planned for 2006 to provide further insight into the capabilities of the amino acid patent and our ability to enhance bioavailability as well as to support development of a raloxifene product. Evista is Eli Lilly’s immediate release raloxifene product for osteoporosis utilizing a different solubilization technology. In 2005, Eli Lilly reported more than $1 billion in global Evista® sales.

•	Ondansetron—We successfully completed pilot bioavailability testing of our CDT-based ondansetron formulation in Canada during December 2005. Ondansetron HCl is the active ingredient in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. In 2005, GlaxoSmithKline reported over $1.5 billion in global sales of Zofran. The results indicate the CDT-based non-optimized formulations may provide higher initial blood levels and extended drug release as compared to an 8 mg. Zofran tablet.

•	Fenofibrate and Gabapentin—We have initiated development work on an immediate release formulation of fenofibrate as well as an extended release version of gabapentin. Fenofibrate is the active ingredient in Tricor®, an Abbot product for hypercholesterolemia (elevated total cholesterol). Gabapentin is the active ingredient in Neurontin®, a Pfizer product for neuralgia (neural pain) and as an adjunct treatment of partial seizures associated with epilepsy. In 2005, Abbot reported global sales of Tricor of approximately $779 million. Pfizer’s domestic sales of Nuerontin were approximately $639 million.

Intellectual Property

We have rights to four U.S. patents and three federal trademark registrations. Our policy is to pursue registrations for all of the trademarks associated with our key products and technologies. A list of our registered trademarks is as follows: CDT, CDT logo and design, and SCOLR.

Our CDT platform is currently based on four patented drug delivery technologies and includes intellectual property from two U.S. patents licensed exclusively to us by Temple University and two patent rights assigned to us by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. Dr. Fassihi currently serves on our board of directors and is a consultant. Dr. Fassihi is also one of the inventors of the two patents licensed to us by Temple University. We are obligated to pay annual license maintenance fees, share in some up-front payments from customers, and pay royalties based on product sales with respect to the CDT patents licensed from Temple University or assigned to us by Dr. Fassihi. A portion of the royalty payment we make to Temple University is paid to Dr. Fassihi by Temple. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products or processes.

We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology inventions and improvements that are important to the development of our business. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies, preserve our trade secrets and operate without infringing the proprietary rights of others. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Our competitors may challenge or circumvent any of our issued patents and they may not provide us proprietary protection or a commercial advantage. Furthermore, we cannot assure you that any of our future processes or products will be patentable or will not infringe upon the patents of third parties.

Competition

Our business is highly competitive and is affected by new technologies, government regulations, availability of financing, and other factors. In the drug delivery field, examples of our major competitors include Alza Corporation, Biovail, Inc., Penwest, Skyepharma PLC, Elan, Flamel, Impax Laboratories, Inc., Labopharm, and KV Pharmaceuticals, Inc. The successful development and commercialization of major controlled delivery prescription drugs can take five or more years and millions of dollars of research and clinical trials. These major competitors generally are better funded and equipped to fully realize the potential from new and unique patented drug delivery systems and are in possession of significantly stronger financial and research and development resources.

Manufacturing

We do not have commercial scale manufacturing facilities. Accordingly, we have to rely on third party manufacturers of the products we are evaluating in clinical trials. We currently have agreements with Cardinal Health, Inc. and UPM Pharmaceuticals, Inc. for the manufacture of our CDT ibuprofen, pseudoephedrine, raloxifene, and ondansetron. We also work with Perrigo, Nutra, and Nutraceutix regarding the manufacturing of dietary supplements containing our CDT technology.

Sources and Availability of Raw Materials and Principal Suppliers

Our technology allows for the use of conventional, readily available generally regarded as safe (GRAS) excipients. A wide variety of materials can be used for our controlled delivery formulation development and are available from a large number of manufacturers and distributors. The active chemical raw materials essential to our business are generally readily available from multiple sources in the U.S. and throughout the world. Certain raw materials used in the manufacture of our products are, however, available from limited sources and, in some cases a single source. Any curtailment in the availability of such raw materials could result in production or other delays and, in the case of products for which only one raw material supplier exists or has been approved by the FDA, could result in material loss of sales with consequent adverse effects on our business and results of operations. Also, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We obtain a portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

Government Regulation

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing of drug products. We must receive separate regulatory approval for each of our product candidates before we or our collaborators can sell them in the United States or internationally. In the U.S., the FDA regulates drug products under the Food, Drug and Cosmetic Act (FDCA), and implements regulations and other laws. Before any of our drug products may be marketed in the U.S., each product must be approved by the FDA. The approval process requires substantial time, effort and financial resources, and there can be no assurances that any approval will be granted on a timely basis, or at all. There are several kinds of New Drug Applications (NDA) that may be submitted to the FDA to obtain approval of our new drugs, including full new drug applications; section 505(b)(2) NDAs; or Abbreviated New Drug Applications (ANDA). A full NDA is an NDA in which the information required for approval, including investigation of safety and effectiveness, comes from studies conducted by or for the sponsor or for which the sponsor has obtained a right of reference. A section 505(b)(2) NDA is an NDA in which at least some of the information required for approval comes from studies not conducted by or for the sponsor and for which the sponsor has obtained a right of reference. An ANDA generally utilizes existing data for proof of safety and effectiveness if the new drug subject to the ANDA can be shown to be “bioequivalent” to a drug which the FDA has previously approved.

Our products currently under development will require significant development, preclinical and clinical testing, and investment of significant funds prior to their commercialization. The process of obtaining such approvals is likely to take many years and require the expenditure of substantial resources, and there can be no assurance that our development and clinical trials will be successful.

Employees

As of December 31, 2005, we employed 19 full time employees, including four executives, one sales and marketing person, 7 research and development personnel, and 3 quality assurance personnel. None of our employees are represented by labor unions. We believe our relationship with employees is good.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following are our current executive officers and their ages as of March 1, 2006:

Name	Age	Office	Position Since
Daniel O. Wilds	57	President and Chief Executive Officer	2003
Stephen J. Turner	35	Vice President, Chief Technical Officer	2003
Alan M. Mitchel	49	Senior Vice President of Business and Legal Affairs	2005
Richard M. Levy	47	Interim Vice President of Finance and Chief Financial Officer	2005

The following sets forth the business experience, principal occupations and employment of each of our current executive officers.

Daniel O. Wilds was appointed our President and Chief Executive Officer and a Director in August 2003. From 1998 to July 2003, Mr. Wilds served as Chairman, President and CEO of Northwest Biotherapeutics, Inc., a biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Prior to that position, he was President and CEO of Shiloov Biotechnologies (USA), Inc. from 1997 to 1998. From 1992 to 1996, Mr. Wilds was President and CEO of Adeza Biomedical Corporation, prior to which he served as the President and CEO of Medisense, Inc. and President of Baxter’s Chemotherapy Service. Mr. Wilds has also served as President and

COO of Travenol-Genentech, Inc., a joint venture between Baxter International and Genentech, Inc., and has held other domestic and international senior management positions in the biomedical and biopharmaceutical fields. Mr. Wilds currently serves on the board of Helix BioMedix, Inc. and is a member of the Leadership Council for the Albert B. Sabine Vaccine Institute’s Cancer Vaccine Consortium. Mr. Wilds holds a BA from California State University, Los Angeles and an MBA from Northwestern University.

Stephen J. Turner has worked for SCOLR Pharma since the fall of 1999 and primarily has been responsible for the commercialization and application of the CDT, controlled delivery technology platform. In 2003, Mr. Turner was promoted to our vice president and chief technical officer. In addition to Mr. Turner’s involvement in our growth and application of our technology platform, he is named on one patent issued to SCOLR, has contributed to numerous additional patent filings, has several industry related publications, and has presented his research findings at numerous academic seminars and symposia. Mr. Turner is an active member in scientific organizations including AAPS (American Association of Pharmaceutical Scientists) and the Controlled Release Society. Mr. Turner holds a BS in biology with a minor in geochemistry from Western Washington University.

Alan M. Mitchel has worked for SCOLR Pharma since January 2005 as senior vice president of business and legal affairs and chief legal officer. For more than five years prior to joining us, Mr. Mitchel practiced corporate law with private law firms in Seattle and Miami. Mr. Mitchel received an LLB from Duke University School of Law.

Richard M. Levy was appointed interim chief financial officer and vice president of finance on December 15, 2005. Mr. Levy has over twenty-six years of experience in financial institutions as a chief financial officer, controller, consultant and auditor. He served as the corporate controller for Safeco Insurance, and prior to that the CFO for the specialty finance segment and corporate controller for Washington Mutual Bank. Mr. Levy worked for Bank of America for seven years. His experience there included serving as the senior vice president and controller of Bank of America Texas operations and also included coordinating all accounting activities and acting as chief financial officer for new acquisitions, including acquisitions of community banks and the transition process into a larger holding company. His work at Bank of America also included international financial management experience in their international private banking and world banking divisions. His corporate financial duties included serving as director and as chief financial officer of various Bank of America subsidiaries. Mr. Levy earned his BA in business economics and accounting from the University of California, Santa Barbara and is licensed as a CPA in Washington State.

Item 1A.	Risk Factors

This annual report on Form 10-K contains forward looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this annual report on Form 10-K or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this annual report on Form 10-K.

We have incurred substantial operating losses since we started doing business and we expect to continue to incur substantial losses in the future, which may negatively impact our ability to run our business.

We have incurred net losses since 2000, including net losses of $8.9 million in 2005, and $5.7 million in 2004 and $8.7 million in 2003. We have accumulated net losses of approximately $36.3 million from our inception through December 31, 2005, and we expect to continue to incur significant operating losses in the future.

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

We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate positive cash flow in the future. We expect that we will need to seek additional funds through the issuance of equity securities or other sources of financing during 2006. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease our operations.

We do not have sufficient cash to fund the development of our drug delivery operations. If we are unable to obtain additional equity or debt financing in the future, we will be required to reduce the scope of our business or cease our operations.

With the $14.1 million in net proceeds we raised in our private placement of common stock completed in February 2005, we believe that our cash on hand, including our cash equivalents, will be sufficient to fund our drug delivery business at planned levels through early 2007. We will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

Each OTC or pharmaceutical product developed by us will require a separate costly and time consuming regulatory approval before we or our collaborators can manufacture and sell it in the United States or internationally. The regulatory process to obtain market approval for a new drug takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and do not have experience in obtaining regulatory approvals. As a result, we believe we will rely primarily on third party contractors to obtain regulatory approval, which means we will have less control over the timing and other aspects of the regulatory process than if we had our own expertise in this area. Third parties may not perform their responsibilities on our anticipated schedule or consistent with our priorities.

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

The drug delivery business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of controlled-release drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Some of our direct competitors in the drug delivery industry include Alza Corporation, Biovail, Inc., Penwest, Skyepharma PLC, Elan, Flamel, Impax Laboratories, Inc., Labopharm, and KV Pharmaceuticals, Inc.

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

Our products, potential products, and manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States (including the Drug Enforcement Agency, Food and Drug Administration, Federal Trade Commission (FTC), and Environmental Protection Agency) and in other countries. For example, our activities, including preclinical studies, clinical trials, manufacturing, distribution, and labeling are subject to extensive regulation by the FDA and comparable authorities outside the United States. Also, our statements and our customers’ statements regarding dietary supplement products are subject to regulation by the FTC. The FTC enforces laws prohibiting unfair or deceptive trade practices, including false or misleading advertising. In recent years, the FTC has brought a number of actions challenging claims by nutraceutical companies.

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

We do not have commercial scale facilities to manufacture any products we may develop in accordance with requirements prescribed by the FDA. Consequently, we have to rely on third party manufacturers of the products we are evaluating in clinical trials. There can be no assurance that any third parties upon which we rely for our products in clinical development will perform. If there are any failures by these third parties, they may delay development of or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of our products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect and maintain the proprietary nature of our intellectual property, our business, financial condition and ability to compete would suffer.

We principally rely on patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. We own or have exclusive rights to several U.S. patents and patent applications and we expect to apply for additional U.S. and foreign patents in the future. The patent positions of pharmaceutical, nutraceutical, and bio-pharmaceutical firms, including ours, are uncertain and involve complex legal and factual questions for which important legal issues are largely unresolved. The coverage claimed in our patent applications can be significantly reduced before a patent is issued, and the claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented, or the patents of others may impede our collaborators’ ability to commercialize the technology covered by our owned or licensed patents. Moreover, any current or future issued or licensed patents, or trademarks, or existing or future trade secrets or know-how, may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes that are the same as, or substantially equivalent or superior to ours, or become available in the market at a lower price. There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all. We cannot assure you that:

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

In addition, we are dependent upon the continued availability of Dr. Reza Fassihi, a member of our board of directors with whom we have a consulting agreement. The agreement expires December 31, 2006, but may be terminated by either party on 30- days’ notice. If our relationship with Dr. Fassihi is terminated, we could experience a negative impact on our ability to develop and commercialize our CDT technology.

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

Our management believes that, to be successful, we must appropriately manage the size of our business. We have added numerous personnel and have added several new research and development projects. We anticipate that we will experience additional growth in connection with the development, manufacture, and commercialization of our products. If we experience rapid growth of our operations, we will be required to implement operational, financial and information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth effectively. Our failure to effectively manage our existing operations or our growth could have a material adverse effect on our financial performance or stock price.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of March 1, 2006, 35,216,506 shares of our common stock were outstanding, and there were 5,629,792 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Sales of a large number of shares could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities. We will need to seek additional funds through the issuance of equity securities or other sources of financing. The issuance of a large number of additional shares of our common stock upon the exercise or conversion of outstanding options or warrants or in an equity financing transaction could cause a decline in the market price of our common stock due to the sale of a large number of shares of our common stock in the market, or the perception that these sales could occur.

The risk of dilution and the resulting downward pressure on our stock price could also encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Certain provisions in our charter documents and otherwise may discourage third parties from attempting to acquire control of our company, which may have an adverse effect on the price of our common stock.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, including administrative offices and research and development facilities, are located approximately 15 miles east of Seattle, Washington at 3625 132nd Avenue SE, Bellevue, Washington 98006. The property, consisting of approximately 14,600 square feet, is leased until September 30, 2008. We are currently evaluating the lease of additional space to use as a pilot manufacture plant.

Item 3.	Legal Proceedings

We are not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our stockholders during the quarter ended December 31, 2005.

PART II

Item 5.	Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Commencing on February 6, 2004, our common stock has been traded on the American Stock Exchange under the symbol “DDD.” Prior to February 6, 2004, our common stock traded in the over-the-counter bulletin board (OTCBB) under the symbol “SCLL.”

The last sale price of our common stock as reported on the American Stock Exchange on March 1, 2006, was $6.83 per share. The following table sets forth the range of high and low close prices for our common stock as reported on the OTCBB for each full quarterly period from January 1, 2004, through February 6, 2004, and the range of the high and low close prices for our common stock as quoted on the American Stock Exchange from February 6, 2004, through December 31, 2005. The over-the-counter market figures shown below reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

COMMON STOCK

	High	Low
2004
First Quarter	$3.97	$2.10
Second Quarter	3.75	1.71
Third Quarter	3.00	1.64
Fourth Quarter	5.62	2.15

2005
First Quarter	$5.00	$3.67
Second Quarter	4.13	2.82
Third Quarter	4.65	3.11
Fourth Quarter	5.90	3.77

As of March 1, 2006, we had 1,411 stockholders of record. We have not paid or declared any dividends upon our common stock since inception and do not contemplate or anticipate paying any dividends upon the common stock in the foreseeable future.

Item 6.	Selected Financial Data

The following selected financial data are derived from our financial statements. The data should be read in connection with the financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2005(1)	2004(1) (2) (Restated)	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Net Revenues	$635,407	$441,993	$6,594,073	$6,514,243	$8,190,500
Cost of revenues	—	—	4,576,679	5,136,609	6,536,713
Gross profit	635,407	441,993	2,017,394	1,377,634	1,653,787
Selling, general and administrative	3,553,915	2,908,905	4,673,008	3,105,990	2,438,981
Research and development	5,878,290	2,603,361	403,186	540,826	420,542
Loss from operations	(8,796,798)	(5,070,273)	(3,058,800)	(2,269,182)	(1,205,736)
Other income and expense, net	(89,265)	(677,408)	(5,683,737)	(391,970)	632,694

Net loss	$(8,886,063)	$(5,747,681)	$(8,742,537)	$(2,661,152)	$(573,042)

BALANCE SHEET DATA:
Cash and cash equivalents	$10,928,442	$6,758,860	$1,282,656	$257,382	$93,082
Short-term investments	2,391,775	—	—	—	—
Working capital	13,398,326	6,318,119	817,107	534,912	(559,003)
Total assets	15,680,087	9,960,478	5,507,944	3,910,013	4,943,663
Long term obligations	—	3,137	50,979	1,094,296	642,999
Fair value of warrants to purchase common stock	2,230,457	2,133,160	—	—	—
Temporary equity	9,147,484	1,415,974	—	—	—
Accumulated deficit	(36,310,448)	(27,424,385)	(21,676,704)	(12,934,167)	(10,273,015)
Stockholders’ equity	3,370,805	5,284,178	3,085,523	1,128,083	1,580,195

PER SHARE DATA:
Net loss	(0.26)	(0.19)	(0.41)	(0.13)	(0.03)
Weighted average shares of common stock outstanding	34,323,934	29,781,604	21,518,982	20,124,161	17,803,851

No cash dividends have been declared.

(1)	The sale of our probiotics assets was effective as of December 31, 2003. As a result of this sale our financial results for 2005 and 2004 do not include operations of the probiotics unit.
(2)	As more fully described in Note B to our financial statements, we have restated financial information for 2004 to reflect the classification of certain warrants issued in 2004 as a liability instead of equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs, and dietary supplement products that use our patented CDT technology. Prior to January 1, 2004, we engaged in the drug delivery business as well as a probiotics business in which we formulated and manufactured nutraceutical-based health and dietary supplements for the animal and human nutrition markets. We completed our transition to a focused specialty pharmaceutical business with the sale of our probiotics division effective as of December 31, 2003. As a result of the sale of this division, our financial results for 2005 and 2004 do not include operations of the probiotics division except for payments of the deferred purchase price and royalties relating to our CDT technology.

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

We have generated substantially all of our working capital though the sale of securities. On February 8, 2005, we raised approximately $15.0 million in gross proceeds through a private placement of 3,750,000 shares of our common stock. On February 24, 2004, we raised approximately $10.4 million in gross proceeds through a private placement of 3,206,538 shares of our common stock and warrants to purchase 801,636 shares of common stock. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. Under this process, we may offer from time-to-time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million.

Restatement

As more fully described in Note B of our Notes to Financial Statements, we have restated financial information for 2004 to reflect liquidated damage provisions provided under registration rights agreements associated with certain of our warrants and common shares. We determined that common shares issued in the February 2004 private placement are subject to potential liquidated damages and should have been classified as temporary equity. The effect of the restatement on the 2004 financial statements was to reclassify as of February 24, 2004, an aggregate of $7,954,715 associated with the issuance of 3,206,528 shares of common stock (net of issue costs) from permanent equity to temporary equity. At December 31, 2004, 2,635,760 of these common shares were no longer subject to potential liquidated damages and therefore, $6,538,741 was transferred from temporary equity to permanent equity. At December 31, 2004, a total of $1,415,974 associated with 570,778 shares of common stock remain subject to potential liquidated damages and continued to be classified as temporary equity. In addition, we determined that the value associated with warrants issued to investors in connection with our private placement in February 2004 should have been classified as a liability. The effect of the restatement on the 2004 financial statements was to reclassify as of February 24, 2004, the estimated fair value of $1,527,245 associated with 801,636 warrants issued in the private placement from stockholder’s equity to a liability on our financial statements. The liability was subsequently marked-to-market at each interim reporting date and an associated non-cash unrealized gain (loss) was recorded in results of operations. The total non-cash unrealized loss reflected in the restated 2004 results of operations was $834,866 or $0.03 per share. As a result, our previously reported net loss of $4,912,815, or $0.16 per share, in fiscal 2004 has been restated to $5,747,681, or $0.19 per share. The liability associated with warrants issued and outstanding at December 31, 2004, was $2,133,160.

This restatement also impacted our previously reported financial results for each quarter in the years ended December 31, 2004 and 2005. The effect on the results of operations for these interim periods is more fully described in Note T of our Notes to the Financial Statements. We have not separately amended our 2004 Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement, and the financial statements and any independent registered public accounting firm’s report and related financial information for the affected periods contained in such reports should no longer be relied upon. Any disclosures in any such amendments to our Form 10-K or Form 10-Q for periods affected by the restatement would in large part repeat the disclosures contained in this report. All financial and other information included in this Form 10-K reflects the restatement of our financial statements for such prior periods.

Critical Accounting Policies and Estimates

The financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of December 31, 2005, have been taken into consideration in preparing the financial statements. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, therefore, actual results could differ from those estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition—Royalties and Licensing Fees

We generate revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology. We must exercise judgment and use estimates to determine the amount of revenue to recognize each period. Revenue under collaborative arrangements may take the form of up-front payments, payments for milestones and licensing payments. We recognize license revenue from intellectual technology agreements. The payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

Up-front Payments. Up-front payments from our research collaborations include payments for technology transfer and access rights. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term. When the research term is not specified in the agreement and instead the agreement specifies the completion or attainment of a particular development goal, we make an estimate of the time required to achieve that goal considering our experience with similar projects, level of effort and the development stage of the project. We review the basis of our revenue recognition and adjust it as necessary based on the status of the project against the estimated timeline as additional information becomes available.

License Fees. Non-refundable license fees where we have completed all future obligations are recognized as revenue in the period when persuasive evidence of an agreement exists, delivery has occurred, collectability is reasonably assured and the price is fixed and determinable.

Royalty income. Royalties from licensees are based on reported sales of licensed products and revenue is calculated based on contract terms when reported sales are reliably measurable and collectability is reasonably assured.

Our judgment in determining the collectability of amounts due impacts the timing of revenue recognition. Credit worthiness and collectability are assessed, and when a party is not deemed credit worthy, revenue is recognized when payment is received. We also assess whether fees are fixed determinable prior to recognizing revenue. We must make interpretations of our customer contracts and use estimates and judgments in determining if the fees associated with a license arrangement are fixed or determinable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of up-front payments, license fees and royalty income revenue to be recognized each period.

Derivative Financial Instruments

We issued warrants in a private placement financing which contain registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event a registration statement covering the resale of shares issuable upon exercise of the warrants fails to remain effective for a preset time period. We account for these warrants at fair value in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Stock. The Black-Scholes option pricing valuation model is used to determine the fair value of these warrants. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

Deferred Taxes—Valuation Allowance

We make estimates and use our judgment in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which we made such determination was made. At December 31, 2005, we had recorded full valuation totaling approximately $8.9 million against our net deferred tax assets.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Revenues. Our drug delivery technology generates royalty revenue from CDT-based product sales to the dietary supplement markets, including sales through retailers such as Wal-Mart, Rite-Aid, Trader Joe’s, and GNC. Net revenues increased 44% to $635,407 for 2005, compared to $441,993 for 2004. The increase in net revenue during 2005 was attributable to higher levels of sales of nutritional products incorporating our CDT technology, $98,762, as well as the reporting of revenue from the buyer of our probiotics business, $94,630. During 2005 and 2004, we received royalty income for sales of products incorporating the CDT technology from Nutra and Archer Daniels Midland, which accounted for 79% and 6%, respectively, of our net revenues for 2005, and 84% and 16% of such revenues for 2004.

In connection with the sale of our probiotics business in December 2003, we determined that certain minimum payments (including royalties relating to the sale of our probiotics business to Nutraceutix, Inc.) represented consideration relating to the sale of the probiotics assets. Therefore, under the original agreement we treated these payments, including $234,190 received in 2005 and $249,598 received in 2004, as deferred consideration rather than revenue. In August 2005, we entered into a settlement and amended agreement with Nutraceutix which, among other things, restricted the license granted to Nutraceutix to use our CDT technology and resulted in cancellation of Nutraceutix’s obligation to make the minimum payments due under the original agreement. With the execution of this agreement, effective as of July 1, 2005 we began receiving royalty payments at a reduced rate and we recognize these payments as royalty revenue when earned.

During October 2005, we entered into a strategic alliance with a subsidiary of the Perrigo Company pursuant to which we granted Perrigo a license to use our CDT platform for the manufacture, marketing,

distribution, sale and use of specific dietary supplement products in the United States. The first shipments of products by Perrigo began in the first quarter of 2006. We will receive payments based on a percentage of Perrigo’s net profits derived from the sales of products under the agreement commencing in 2006. We expect revenues from Nutra to decrease significantly during 2006 as we advance our marketing and distribution alliance with Perrigo and discontinue sales through Nutra.

We did not generate revenues from licensing fees and research and development contract work during 2005 or 2004. On December 21, 2005, we granted Wyeth Consumer Healthcare an exclusive license to use our CDT technology for the development, manufacture and commercialization of products containing ibuprofen. Wyeth agreed to use its commercially reasonable efforts to research and develop at least one ibuprofen product for the purpose of seeking regulatory approval for the commercialization of that product and we will receive certain minimum royalty payments for this product under the agreement subject to the achievement of these milestones. We will work with Wyeth on a coordinated development program to complete the clinical development and commercialization of the initial ibuprofen product. We have the right to participate in the development of any additional products containing ibuprofen utilizing CDT technology that Wyeth seeks to advance. Wyeth paid us an upfront fee of $250,000 and agreed to make additional payments upon the achievement of specified milestones during the product development period. Wyeth will also pay us a licensing fee and a technology transfer fee upon the completion of certain specified events associated with additional products containing ibuprofen. In addition, the agreement provides for quarterly royalty payments based upon a percentage of Wyeth’s annual net sales of products covered by the agreement on a product-by-product basis.

Cost of Goods Sold. During 2005 and 2004 gross profit was $635,407 and $441,993, respectively, and was equal to net revenues as we had no cost of goods sold during these periods.

Marketing and Selling Expenses. Marketing and selling expenses increased 33% to $286,377 for 2005, as compared to $215,751 in 2004. Marketing and selling expenses represented approximately 3% and 4% of our operating expenses for 2005 and 2004, respectively. The increase of $70,626 for 2005 reflects increased expenses associated with our selling and marketing efforts in support of the commercialization of our drug delivery technology.

Research and Development Expenses. Research and development expenses increased 126% to $5.9 million for 2005, as compared to $2.6 million for 2004. Research and development expenses represented approximately 62% and 47% of our operating expenses for 2005 and 2004, respectively. The higher level of research and development expenses during 2005 reflects an increase in the number of development projects and includes costs associated with clinical work, regulatory applications, personnel, equipment and consulting support from third parties. We expect research and development costs to increase during 2006 as we expand the number of our development projects.

General and Administrative Expenses. General and administrative expenses increased 21% to $3.3 million for 2005, as compared to $2.7 million for 2004. The increase in 2005 reflects increased personnel, including our chief legal and business development officer, as well as a higher level of consulting and auditing fees associated with compliance with the Sarbanes-Oxley Act of 2002. During 2005, we devoted significant resources to developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense), Net. Other income (expense) was ($89,265) for 2005 as compared to ($677,408) for 2004. Other income (expense) included interest income of $486,288 for 2005, compared to $57,463 in 2004, and such increase was primarily due to interest received on our higher cash balances and to imputed interest income realized on the discount of the net present value for the note receivable due from the buyer of the probiotics business. The increase in the fair value of warrants accounted for as liabilities generated a non-cash expense of $97,297 and $834,866 in 2005 and 2004, respectively. Other expense for 2005 included a non-recurring expense of $537,921 for the settlement in connection with the asset sale and license agreement with Nutraceutix. The amount of the settlement expense was determined based on the difference between the remaining discounted minimum payments due under the original agreement and the value of the consideration received of approximately $974,000 including a promissory note of $759,000. In addition, during 2005, we recovered a discounted portion of an accounts receivable balance written off as a bad debt in 2004 in the amount of $21,322.

Net Loss. Net loss for 2005 increased to $8.9 million, as compared to a net loss of $5.7 million for 2004. This increased net loss was primarily due to higher levels of research and development and general and administrative expenses, and the loss on the settlement agreement with Nutraceutix. The impact of these increased costs was partially offset by increased interest income and smaller increase in the fair value of our warrants. Our net losses are likely to increase as we continue our preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations, and build the infrastructure to support commercialization of our potential products.

During 2005 and 2004, we invested approximately $347,000 and $634,000, respectively, in capital equipment and leasehold improvements to build the infrastructure to support our drug delivery business, including expansion of our formulation capability and capacity to conduct laboratory based dissolution testing. We plan to invest approximately $450,000 in additional capital equipment during 2006.

Fiscal 2004 Compared to Fiscal 2003

Revenues. Prior to the sale of our probiotics unit, we generated substantially all of our revenues through the probiotics unit. Net revenues decreased 93% to $441,993 for 2004, from $6.6 million for 2003. Revenues for 2003 included $6.0 million in manufacturing revenues related to the probiotics business sold in December 2003. Other revenues for 2003 of $621,953 consisted of $582,953 from royalties and $39,000 for research and development contract fees. Revenues from royalties decreased 24% to $441,993 for 2004 as compared to $582,953 for 2003.

Cost of Goods Sold. Gross profit decreased 78% to $441,993 for 2004 from $2.0 million for 2003. Gross profit in 2003 primarily consisted of manufacturing revenues and related cost of revenues associated with our former probiotics business whereas gross profit in 2004 only consisted of royalty revenues. As a result of the sale of the probiotics business in December 2003, there were no costs of revenues from the sale of manufactured probiotics products in 2004 compared to $4.6 million for 2003.

Marketing and Selling Expenses. Marketing and selling expenses decreased 55% to $215,751 for 2004 from $479,714 for 2003. Reduced selling and marketing expenses in 2004 were primarily attributable to a decrease in personnel in connection with the sale of the probiotics operations.

Research and Development Expenses. Research and development expenses increased $2.2 million to $2.6 million for 2004 from $403,186 for 2003. The higher level of research and development expenses during 2004 was consistent with our transition to developing and commercializing our CDT drug delivery technology. These costs consisted of clinical work, regulatory, personnel, equipment, and outside consulting support.

General and Administrative Expenses. General and administrative expenses decreased $1.5 million to $2.7 million for 2004 as compared with $4.2 million for 2003. Although there were substantial decreases in administrative costs during 2004 due to the sale of the probiotics business, we incurred offsetting expenses in 2004 relating to increased legal costs and services associated with our financing activities, compliance with new regulatory requirements, and establishing the infrastructure needed to support our increased research and development activities.

Other Income (Expense), Net. Other income was ($677,408) for 2004 compared to ($5.7 million) for 2003. Other income reflects a decrease in interest expense to $36,318 for 2004 compared with $5.7 million for 2003.

Interest expense in 2003 included non-cash interest of $5.3 million attributable to the accounting for the convertible notes issued in June 2003 (and converted into common stock in December 2003), including the amortization of debt discount and associated debt issue costs, and expense associated with the issuance of a warrant issued in connection with a $1 million loan from a stockholder in 2002. In addition, certain leases and obligations were transferred to the buyer of the probiotics business. In addition, the reduction in interest expense in 2004 was the result of repayment of our outstanding indebtedness in conjunction with the sale of the probiotics business and the sale of equity securities which enabled us to finance our operating activities internally. Interest income increased to $57,463 in 2004 from $11,589 for 2003 due to imputed interest income realized on the discount of the net present value for the note receivable due from the buyer of the probiotics business. Other income increased to $136,313 for 2004 from $3,056 in 2003 as a result of settlement of a contract and recognition of $100,000 of deferred revenue received as a non-refundable fee. The increase in the fair value of warrants issued in February 2004 generated a non-cash expense of $834,866 for 2004 included in other income.

Operating Loss. Operating loss for 2004 was $5.1 million as compared to an operating loss of $3.1 million for 2003. The increases in operating loss for 2004 reflected the increased expenses associated with our transition to a drug delivery company and the decline in revenue as a result of the sale of our probiotics operations.

Net Loss. Net loss for 2004 was $5.7 million compared to $8.7 million for 2003. The higher net loss in 2003 was primarily the result of non-cash interest of $5.3 million in 2003 related to convertible notes issued and converted in 2003.

Liquidity and Capital Resources

As of December 31, 2005, we had $13.4 million of working capital compared to $6.3 million as of December 31, 2004. We have accumulated net losses of approximately $36.3 million from our inception through December 31, 2005, and we have continued to accumulate net losses since December 31, 2005. We have funded our operations primarily through the issuance of equity securities, including $14.1 million in net proceeds from our private placement in February 2005. Net cash provided by financing activities increased to $14.5 million in 2005 compared to $9.4 million in 2004.

We used cash of $8.2 million for operating activities in 2005, which was $4.2 million more than the amount used in operations during 2004. Expenditures during this period increased as a result of research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses in support of our operations and marketing expenses. Cash used in investing activities was $2.2 million in 2005, compared to $19,000 provided by investing activities in 2004. The increase in cash usage in 2005 was primarily the result of our acquisition of short-term investments of $2.4 million and $451,000 in equipment and furniture purchases and patent related expenditures offset by payments received on a note receivable of $665,000. In 2004, the $19,000 increase resulted from $858,000 in payments received on our note receivable offset by $839,000 in equipment and furniture purchases and patent related expenditures.

We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and continue to develop the infrastructure to support commercialization of our products. We believe that our cash, cash equivalents and short term investments, will be sufficient to fund our operations at planned levels through early 2007. We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. We currently do not have a credit line or other borrowing facility to fund our operations, and we will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. We anticipate that we will need to seek additional funds through the issuance of equity securities or other sources of financing. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. Under this process, we may offer from time to time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

Contractual Obligations/Off-Balance Sheet Arrangements

We have no material off-balance arrangements as defined in Item 303 of Regulation S-K.

As of December 31, 2005, our commitments to make future payments under long term contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$656,818	$234,596	$406,094	$16,128	$—
Capital Lease	3,224	3,224	—	—	—

Total	$660,042	$237,820	$406,094	$16,128	$—

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R) Share-Based Payment, which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005. In March 2005, a staff accounting bulletin No. 107 deferred the implementation dates for annual and interim periods beginning after December 15, 2005. As a result, this standard will become effective for us beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to the recognition of employee stock based compensation at fair value. We believe the adoption of SFAS 123(R) will have a material impact on the statements of operations in future periods. We plan to implement FAS 123(R) using the Modified Prospective Transition Method.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement where that pronouncement does not include specific transition provisions.

Opinion 20 previously required that these changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate brought about by a change in accounting principle.

Item 7A.	Qualitative and Quantitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with strong credit ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to interest rate risk arising from our investments.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SCOLR Pharma, Inc.

We have audited the accompanying balance sheets of SCOLR Pharma, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCOLR Pharma, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the accompanying financial statements, the Company has restated its 2004 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SCOLR Pharma, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2006 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effective operation, of internal control over financial reporting.

/s/    GRANT THORNTON LLP

March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of SCOLR Pharma, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A in this annual report, that SCOLR Pharma, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCOLR Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The Company did not maintain appropriate control to provide reasonable assurance that complex transactions are appropriately accounted for or that all disclosure requirements under generally accepted accounting principles are fulfilled. In this regard, the Company’s processes are not sufficient to ensure that appropriate consideration is given to the accounting implications of such transaction, that accounting conclusions regarding these transactions are analyzed and documented, or that all relevant financial statement disclosures required under generally accepted accounting principles are provided. Furthermore, the number of accounting personnel with sufficient experience is insufficient to ensure that the preparation and review of accounting analysis relating to such transactions is performed by different individuals.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 17, 2006 on those financial statements.

In our opinion, management’s assessment that SCOLR Pharma, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SCOLR Pharma Inc. has not maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    GRANT THORNTON LLP

Seattle, WA

March 17, 2006

SCOLR Pharma, Inc.

BALANCE SHEETS

	December 31,
	2005	2004 (Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,928,442	$6,758,860
Short-term investments	2,391,775	—
Accounts receivable, less allowance for doubtful accounts of $0 and $42,644 respectively	196,177	92,657
Interest and other receivables	22,116	115
Current portion of notes receivable	505,927	430,951
Prepaid expenses	285,230	159,565

Total current assets	14,329,667	7,442,148
PROPERTY AND EQUIPMENT—net	846,573	752,693
OTHER ASSETS
Intangible assets—net	503,847	487,938
Non-current portion of notes receivable	—	1,277,699

	$15,680,087	$9,960,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$3,137	$47,841
Accounts payable—trade	210,733	731,839
Accrued liabilities	467,471	344,349
Deferred revenue	250,000	—

Total current liabilities	931,341	1,124,029
CAPITAL LEASE OBLIGATIONS, less current maturities	—	3,137
COMMITMENTS AND CONTINGENCIES (Note I, L, and M)
Fair value of warrants to purchase common stock	2,230,457	2,133,160
Temporary equity—common stock, $0.001 par value, 2,436,500 and 570,778 shares issued and outstanding as of December 31, 2005 and 2004, respectively	9,147,484	1,415,974

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value, 35,024,802 and 30,690,886 issued and outstanding (including shares subject to registration rights classified as temporary equity) as of December 31, 2005 and 2004, respectively	32,588	30,120
Additional contributed capital	39,649,387	32,678,443
Accumulated other comprehensive loss	(722)	—
Accumulated deficit	(36,310,448)	(27,424,385)

Total stockholders’ equity	3,370,805	5,284,178

	$15,680,087	$9,960,478

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004 (Restated)	2003
Net revenues	$635,407	$441,993	$6,594,073
Cost of revenues	—	—	4,576,679

Gross profit	635,407	441,993	2,017,394
Operating expenses
Marketing and selling	286,377	215,751	479,714
Research and development	5,878,290	2,603,361	403,186
General and administrative	3,267,538	2,693,154	4,193,294

	9,432,205	5,512,266	5,076,194

Operating loss	(8,796,798)	(5,070,273)	(3,058,800)
Other income (expense)
Interest expense	(5,789)	(36,318)	(5,698,382)
Interest income	486,288	57,463	11,589
Settlement in connection with asset sale and license agreement	(537,921)	—	—
Unrealized loss on fair value of warrants	(97,297)	(834,866)	—
Other	65,454	136,313	3,056

	(89,265)	(677,408)	(5,683,737)

NET LOSS	$(8,886,063)	$(5,747,681)	$(8,742,537)

Net loss per share, basic and diluted	$(0.26)	$(0.19)	$(0.41)

Shares used in calculation of basic and diluted net loss per share	34,323,934	29,781,604	21,518,982

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	# Shares	Amount
Balance at December 31, 2002	21,198,947	$21,199	$14,041,051	$(12,934,167)	—	$1,128,083

Issuance of common stock for cash	216,139	216	145,747	—		145,963
Fair value of stock options and warrants issued for services			43,400			43,400
Fair value of warrants issued with debt and beneficial conversion feature			4,313,659			4,313,659
Conversion of debt to common stock	5,047,560	5,048	5,294,952	—		5,300,000
Additional compensation due to accelerated vesting of employee stock options			896,955			896,955
Net loss	—	—	—	(8,742,537)		(8,742,537)

Balance at December 31, 2003	26,462,646	$26,463	$24,735,764	$(21,676,704)	—	$3,085,523

Issuance of common stock for services in connection with private placement	55,077	55	164,092	—	—	164,147
Issuance of common stock in private placement (restated)	3,206,536	—	—	—	—	—
Transfer of common stock from temporary to permanent equity	—	2,636	6,536,105	—	—	6,538,741
Proceeds from exercise of common stock options	876,456	876	582,012	—		582,888
Proceeds from exercise of warrants	90,171	90	380,597	—		380,687
Transfer of fair value from exercise of warrants	—	—	228,951	—	—	228,951
Stock options and warrants issued for services			50,922			50,922
Net loss	—	—	—	(5,747,681)		(5,747,681)

Balance at December 31, 2004 (Restated)	30,690,886	$30,120	$32,678,443	$(27,424,385)	—	$5,284,178

Issuance of common stock in private placement	3,750,000	—	—	—		—
Transfer of common stock from temporary to permanent equity	—	1,884	6,345,443	—	—	6,347,327
Proceeds from exercise of common stock options	528,916	529	508,056	—		508,585
Proceeds from exercise of warrants	55,000	55	27,445	—		27,500
Stock based compensation issued for employee services			63,500			63,500
Cancelled stock options			(63,500)			(63,500)
Stock options issued for non-employee services			90,000			90,000

Unrealized loss on short-term investments					(722)	(722)
Net loss	—	—	—	(8,886,063)		(8,886,063)

Comprehensive loss						(8,886,785)

Balance at December 31, 2005	35,024,802	$32,588	$39,649,387	$(36,310,448)	$(722)	$3,370,805

The accompanying notes are an integral part of this financial statement.

SCOLR Pharma, Inc.

STATEMENTS OF CASH FLOWS

	December 31,
	2005	2004 (Restated)	2003
Cash flows from operating activities:
Net loss	$(8,886,063)	$(5,747,681)	$(8,742,537)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	334,973	256,824	490,684
Loss on settlement in connection with asset sale and license agreement	537,921	—	—
Loss on the sale of equipment	2,159	444	—
Amortization of discount on debt	—	—	4,006,899
Loss on sale of intangible assets	—	—	15,930
Amortization of debt issuance costs	—	—	1,295,563
Warrants, stock options, and common stock issued for services	90,000	50,922	43,400
Expense for accelerated vesting of employee stock options	—	—	896,955
Unrealized loss on fair value of warrants	97,297	834,866	—
Loss on sale of operations	—	—	98,891
Changes in assets and liabilities
Accounts receivable	(125,521)	623,904	(230,259)
Notes receivable	—	55,385	166,154
Inventories	—	—	(563,611)
Prepaid expenses	(93,098)	67,798	(144,945)
Accounts payable	(521,106)	187,593	(256,001)
Accrued liabilities and deferred revenue	373,122	(285,235)	92,257

Net cash used in operating activities	(8,190,316)	(3,955,180)	(2,830,620)

Cash flows from investing activities:
Payments received on note receivable	664,801	858,434	—
Proceeds from sale of intangible assets	—	—	130,000
Purchase of equipment and furniture	(347,412)	(633,844)	(246,988)
Proceeds from sale of equipment	4,157	—	—
Patent and technology rights expenditures	(103,665)	(205,275)	(211,216)
Purchase of short-term investments	(3,462,474)	—	—
Maturities and sales of short-term investments	1,069,977	—	—

Net cash (used in) provided by investing activities	(2,174,616)	19,315	(328,204)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(47,841)	(52,802)	(453,389)
Payments on bridge note payable	—	—	(550,000)
Payments on shareholder loan	—	(989,323)	—
Prepaid financing cost	(32,567)	—	—
Proceeds from shareholder note payable & long-term obligations	—	—	42,276
Proceeds from convertible note payable, net of issuance costs	—	—	4,634,897
Proceeds from bridge note payable, net of issuance costs	—	—	505,250
Payments on line of credit	—	(155,488)	(140,899)
Net proceeds from issuance of common stock, net of issuance costs	14,078,837	9,646,107	—
Proceeds from exercise of common stock options and warrants	536,085	963,575	145,963

Net cash provided by financing activities	14,534,514	9,412,069	4,184,098

Net increase in cash	4,169,582	5,476,204	1,025,274
Cash at beginning of period	6,758,860	1,282,656	257,382

Cash at end of period	$10,928,442	$6,758,860	$1,282,656

Cash paid during the year for:
Interest	$5,789	$36,318	$395,922

Noncash investing and financing activities:
Issuance of warrants for debt issuance costs	$—	$—	$585,710

Issuance of warrants in connection with common stock offering	$194,899	$466,997	$—

Conversion of debt into common stock	$—	$—	$5,300,000

Fair value of assets sold with probiotics unit	$—	$—	$2,588,678

Net liabilities assumed from sale of probiotics unit	$—	$—	$253,247

Comprehensive loss	$(722)	$—	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

Note A—Description of Business and Summary of Significant Accounting Policies

SCOLR Pharma, Inc. (the “Company”) is a drug delivery company that develops and formulates pharmaceutical, over-the-counter, and nutritional products. The Company uses its patented Controlled Delivery Technologies (CDT®) to develop products and license technology to pharmaceutical and nutritional product companies. Prior to January 1, 2004, the Company also manufactured and packaged probiotic products, developed proprietary nutritional product formulations, and offered specialty nutraceutical ingredients, including several that utilize CDT technologies. Since 2002, the Company has transformed its business from a nutraceutical company specializing in probiotic formulations to a company concentrating on developing and commercializing drug delivery technology. The Company’s transition to a focused specialty pharmaceutical business was completed with the sale of its probiotics business effective as of December 31, 2003.

The Company has incurred net losses since 2000. As of December 31, 2005, the Company’s accumulated deficit was $36,310,448. The Company expects its operating losses and negative cash flow to continue as it advances preclinical research and clinical trials, applies for regulatory approvals, develops its product candidates, expand its operations, and develops the infrastructure to support commercialization of its products.

The Company’s business is subject to the risks and uncertainties associated with development of drug delivery systems and products. These risks include, but are not limited to, a history of net loses, technological changes, dependence on collaborations and key personnel, the successful commercialization of our product candidates, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, (many of which have greater resources) dependence on third party manufacturers, and a requirement for additional funding.

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company holds cash and cash equivalents and marketable securities at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

2. Short-term Investments

Short-term investments are considered available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a separate component of shareholder’s equity. Interest on securities classified as available-for-sale is included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion are included in interest income. Realized gains and losses are included in interest income.

3. Accounts Receivable

In 2005 and 2004, the majority of the Company’s accounts receivable were due from companies that provide royalty income from the use of the Company’s CDT technology. Payments are received on a quarterly basis, usually within 45 days after the end of each quarter.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the company’s previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such accounts are credited to the allowance for doubtful accounts.

4. Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and debt obligations approximate fair value based on the short-term nature of these instruments.

5. Property and Equipment

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

6. Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patents, and trademarks. Capitalized costs principally include legal fees incurred with the application for patents and trademarks. Technical and product rights, patents, and trademarks are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. The weighted average remaining amortization period of patents and trademarks at December 31, 2005, was 6.7 years. The Company evaluates its long lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach. No such impairment was recognized for the years ended December 31, 2005, 2004, or 2003.

7. Revenue Recognition

Revenues recognized during 2005 and 2004, primarily consist of amounts earned under royalty arrangements with related and third parties under which such parties are licensed to sell products that include technology developed or licensed by us. Such royalty revenues are recognized when earned, as reported to the Company by its licensees.

The Company also generates revenue from collaborative research and development arrangements. Revenue under technology licenses and collaborative agreements typically consists of nonrefundable and/or guaranteed

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

technology license fees, technology access fees, and various milestone and future product royalty payments. Generally, revenues from up-front license fees received for the development funding of a product under collaboration are recognized systematically over the development period of the related agreement when this period involves development risk associated with the incomplete stage of the product’s development.

Revenue arrangements with multiple elements are divided into separate units of accounting only when the delivered element has stand-alone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items, and if the arrangement includes a general right of return or refund relative to the delivered item, delivery of the undelivered item is in the control of the Company. If these conditions are met, consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Payments related to substantive, performance-based milestones are recognized as revenue upon the achievement of the milestones, provided such milestone payments qualify as separate units of accounting.

In 2003, revenue from the sale of nutraceutical products was recognized upon shipment to the customer.

8. Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities, for net operating loss carryforwards, and tax credit carryforwards. The deferred tax assets and liabilities, net operating loss carryforwards, and tax credit carryforwards are measured using enacted tax rates and laws that will apply when the assets and liabilities are expected to reverse. The Company provides a valuation allowance when necessary to reduce deferred tax assets to amounts expected to be realized.

9. Research and Development Costs

Research and development expenses consist of costs associated with products being developed internally as well as those products being developed under collaborative agreements with others. These expenses include related salaries and benefits, clinical trial and related clinical trial manufacturing costs, contract and other outside service fees, and facility related costs. Research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties for research, clinical trial, and related clinical trial manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, payments upon the completion of milestones or receipt of deliverables or termination costs incurred in the orderly termination of services.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year and income available to common shareholders. Diluted earnings (loss) per share include the effect of potential common stock, except when their effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share, including those common shares subject to registration rights and potential liquidating damages classified on the balance sheet as temporary equity, were 34,323,934 for the year ended December 31, 2005, 29,781,604 for the year ended December 31, 2004, and 21,518,982 for the year ended December 31, 2003. At December 31, 2005, 2004 and 2003 options and warrants to purchase 5,693,996, 5,379,787 and 4,201,607 shares respectively of common stock, prior to the application of the treasury stock method, were not included in the calculation of diluted net loss per share as they are anti-dilutive.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

11. Stock-Based Compensation

The Company has an Equity Incentive Stock Option plan, which is described more fully in Note N. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for equity based compensation awards issued to employees. Under APB 25 compensation expense for employee and director stock options is based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the option. Deferred compensation is amortized over the vesting period of the individual options, using the straight-line method.

Generally, when the Company issues options to employees the exercise price of the option equals the market price of the underlying stock on the date of the grant; therefore no corresponding compensation expense is recognized. With the adoption of the Company’s 2004 Equity Incentive Plan, non-employee directors were allowed to elect to receive the value of their quarterly retainer fee for services either in the form of cash or a stock-based director fee award, which consisted of either fully vested stock options with an exercise price equal to 50% of the fair value of the underlying common stock on the date of the grant, or stock units. A stock unit is an unfunded bookkeeping entry representing a right to receive one share of the Company’s common stock. Non-employee directors are not required to pay any additional cash consideration in connection with the settlement of a stock unit award. To the extent that directors elected to receive a stock-based award, stock compensation expense was recognized based on the grant date intrinsic value of the stock option or the fair value of the stock unit. In December 2005, the non-employee director compensation program was revised such that non-employee directors may no longer elect to receive stock options or stock units rather than cash in satisfaction of their quarterly fees for services. In addition, in December 2005, the Company settled certain stock options previously issued to directors for their quarterly fees for services. (see Note N).

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). If the Company had elected to recognize employee stock compensation expense based on the fair value at the grant date for all awards under these plans consistent with the methodology prescribed by SFAS 123 using the assumptions described in Note N, its net loss and loss per share would change to the pro forma amounts indicated below.

	2005	2004 (Restated)	2003
Net loss
As reported	$(8,886,063)	$(5,747,681)	$(8,742,537)
Employee stock-based compensation expense determined under fair-value-based method	(2,510,471)	(615,710)	(877,643)
Employee stock-based compensation expense included in reported net loss	75,500	15,000	896,955

Pro forma net loss	$(11,321,034)	$(6,348,391)	$(8,723,225)

Net loss per share
As reported	$(0.26)	$(0.19)	$(0.41)
Pro forma	$(0.33)	$(0.21)	$(0.41)

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Stock compensation expense for options granted to non-employees is determined in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier performance commitment date or the date at which performance is complete (the “measurement date”). When it is necessary under generally accepted accounting principles to recognize cost of the transaction during financial reporting periods prior to the measurement date, the fair value of options granted to non-employees is periodically remeasured as the underlying options vest.

12. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue recognition amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to those used in revenue recognition, the determination of the allowance for doubtful accounts, depreciable lives of assets, estimates and assumptions used in the determination of fair value of stock options and warrants, and deferred tax valuation of allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

13. Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications primarily include disclosure on separate line items in the 2004 Statement of Stockholders’ Equity of proceeds from the exercise of stock options and warrants which were previously classified as proceeds from the issuance of common stock.

14. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R) Share-Based Payment, which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005. In March 2005, a staff accounting bulletin No. 107 deferred the implementation dates for annual and interim periods beginning after December 15, 2005. As a result, this standard will become effective for the Company beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to the recognition of employee stock based compensation at fair value. The Company believes the adoption of SFAS 123(R) will have a material impact on its statements of operations in future periods. The Company plans to implement FAS 123(R) using the Modified-Prospective Transition Method.

In May 2005, as part of their effort to improve the comparability of cross-border financial reporting, the Financial Accounting Standards Board (FASB) issued Statement 154, Accounting Changes and Error

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement where that pronouncement does not include specific transition provisions.

Opinion 20 previously required that these changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 also requires that a change in depreciation or amortization be accounted for as a change in accounting estimate brought about by a change in accounting principle.

Note B—Restatement of 2004 Financial Statements

As disclosed in Note P, the Company issued shares of common stock and warrants to investors in a private placement transaction completed in February 2004. The Company filed a registration statement with the Securities and Exchange Commission registering the resale of shares issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the financing, which was declared effective as of April 14, 2004. Under certain circumstances, if the registration statement is unavailable for the resale of the specified securities, the Company may be required to pay in cash liquidated damages to each stockholder until the applicable event is cured. Based on recent interpretations of accounting pronouncements related to the issuance of potentially redeemable common stock, principally Emerging Issues Task Force Bulletin D-98, “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) the Company reassessed the accounting for the common shares issued in connection with the February 24, 2004 private placement and determined that since the common shares are subject to potential cash liquidated damages they should be classified as temporary equity. EITF D-98 requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. Therefore, the Company restated shareholder’s equity at February 24, 2004, to classify $7,954,715 associated with the issuance of 3,206,538 shares of common stock (net of issue costs) as temporary equity instead of permanent equity. At December 31, 2004, 2,635,760 of these common shares were no longer subject to potential liquidated damages and therefore, $6,538,741 was transferred from temporary equity to permanent equity. At December 31, 2004, a total of $1,415,974 associated with 570,778 common shares continued to be subject to potential liquidated damages and have been classified as temporary equity. As of December 31, 2005, the $1,415,974 relating to such shares was transferred to permanent equity as the maximum amount of potential liquidated damages was less than 10% of the aggregate purchase price and reflected a reasonable estimate of the difference in fair value between registered and unregistered shares.

Emerging Issues Task Force Bulletin 00-19. Based on recent interpretations of accounting pronouncements related to these transactions, principally Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivatives Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, “ (EITF 00-19) the Company has reassessed its accounting for the warrants issued in connection with its 2004 financing. EITF 00-19 and interpretations thereof call for financial instruments such as warrants issued in the transactions to be accounted for as assets or liabilities at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The related asset or liability is then periodically marked-to-market at each financial statement date until equity treatment can be applied, at which time the value at the time is reclassified to equity. The possibility of a net cash settlement is presumed because the settlement of the warrants by issuance of unregistered shares and the payments of damages is not deemed to be an economic settlement

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

alternative to the Company. Lastly, the ability of the Company to maintain effectiveness of its registration statement is not deemed to be completely within its control.

The effect of the restatement on the 2004 financial statements was to reclassify as of February 24, 2004, the estimated fair value of $1,527,245 associated with 801,636 warrants issued in the private placement from stockholder’s equity to a liability on the Company’s financial statements. The liability was subsequently marked- to-market at each interim reporting date and an associated non-cash unrealized gain (loss) was recorded in results of operations. The total non-cash unrealized loss reflected in the restated 2004 results of operations was $834,866 or $0.03 per share. As a result, the Company’s previously reported net loss of $4,912,815 or $0.16 per share in fiscal 2004 has been restated to $5,747,681 or $0.19 per share. On December 28, 2004, 76,923 of the 801,636 warrants were exercised. As a result, the exercised warrants were marked-to-market as of the exercise date and the estimated fair value of $228,952 was reclassified from liability to additional paid in capital. The liability associated with warrants issued and outstanding at December 31, 2004, was $2,133,160. The Company used the Black-Scholes option pricing model to estimate the value of the warrants.

The restatement described above also impacted our previously reported operating results for each interim period in 2004 and for the first three fiscal quarters in 2005. The impact on operating results in these periods is disclosed in Note T.

Note C—Liquidity

The Company incurred a net loss of approximately $8.8 million for the year ended December 31, 2005, used cash from operations of approximately $8.2 million, and invested an aggregate of $0.5 million in the purchase of equipment and patents and technology rights. The Company had approximately $13.4 million in cash and short- term investments at December 31, 2005. The Company plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are likely to increase as it continues preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its drug delivery business at planned levels through early 2007. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

The Company will need to raise additional capital to fund operations, conduct clinical trials, and continue research and development projects and commercialization of its product candidates beyond early 2007. The Company may raise such additional capital through public or private equity financing, partnerships, debt financing, or other sources. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations significantly including the delay, modification or cancellation of research and development projects.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Note D—Short-term Investments

Short-term investments consist of certificates of deposit, asset-backed securities, and commercial paper with an original holding period greater than 90 days and less than one year. At December 31, 2005, the position was as follows:

Type of Security (Under 1 year)	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$1,495,538	$17	$1,495,555
Asset-backed securities	298,266	(326)	297,940
Certificates of deposit	598,693	(413)	598,280

Total short-term investments	$2,392,497	$(722)	$2,391,775

Note E—Accounts Receivable

Accounts receivable consists of the following at December 31:

	2005	2004
Trade and royalty receivables	$196,177	135,301
Less allowance for doubtful receivables	—	(42,644)

Net receivables	$196,177	$92,657

Changes in allowance for doubtful accounts are as follows at December 31:

	2005	2004
Beginning balance	$42,644	$—
Bad debt expense	—	44,289
Write-off of uncollectible accounts	(42,644)	(1,645)

Ending balance	$—	$42,644

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Note F—Sale of Probiotics and Notes Receivable

Effective December 31, 2003, the Company sold its probiotics development and manufacturing activities and assets to Nutraceutix, Inc., a Washington corporation. The new Nutraceutix entity was formed and is owned by Steven H. Moger, the Company’s former Vice President of Operations, Chief Financial Officer, and General Manager. Mr. Moger resigned his position as an officer of the Company in connection with the sale. The purchase price was $2.72 million, which included payment for certain inventories and tangible assets, as well as all intellectual property related to the Company’s probiotics development and manufacturing unit. In addition, the buyer assumed certain lease obligations. The Company received $722,756 cash at closing, with the remaining $2 million subject to the buyer’s achievement of certain sales levels and royalties. Certain other indemnification obligations relating to title to the assets sold, compliance with laws, and certain matters relating to taxes continue until the expiration of the statute of limitations applicable to claims with respect to such matters. As of the December 31, 2003, transaction date, the carrying amount of assets and liabilities included in the sale transaction were as follows:

Assets
Inventories	$1,055,133
Prepaid expense	56,030
Property and equipment	1,133,967
Technical and property rights	114,975
Patents and trademarks	228,573

$2,588,678

Liabilities
Note payable	$51,127
Lease obligations	202,120

$253,247

The purchase price included an initial payment of $722,756 and deferred consideration of $2 million. The deferred consideration included certain minimum royalty and other payments due each year regardless of the sales levels or royalty amounts calculated. Such payments were due over a period equal to the longer of (a) four years, or (b) until the deferred consideration exceeded $2 million. The Company calculated the present value of the $2 million based on estimated projected payments and using a rate equal to the Federal Treasury’s five-year treasury bill rate of 3.27% at December 31, 2003. Since the minimum deferred consideration was known and the only contingency was the amount to be paid per year, the $1,844,328 present value amount was included in the total purchase price in determining the gain or loss on the sale of assets and was treated as a note receivable.

Cash received at closing	$722,756
Discounted note receivable	1,844,328
Liabilities assumed by purchase	253,247

Total proceeds	2,820,331
Carrying value of assets sold	(2,588,678)
Transaction expenses	(330,544)

Loss on sale	$(98,891)

The Company concluded that discontinued operations accounting did not apply to its probiotics activities because cash flows for the activity were not separate and distinct.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Through July 2005, payments were applied to the principal and interest on the note as received. In August 2005, the Company entered into an amendment to the original agreement with Nutraceutix providing for settlement of the note receivable. The amendment limited the rights previously granted to Nutraceutix to manufacture and sell certain extended release dietary supplement products to certain designated customers of Nutraceutix, eliminated the right to use the Company’s trademarks, resolved certain disputes and eliminated the remaining minimum payments due under the original agreement. The settlement resulted in the recognition of a loss of approximately $538,000 during the quarter ended September 30, 2005, determined based on the difference between the remaining discounted minimum payments due under the original agreement and the value of the consideration received of approximately $974,000, including a promissory note in the amount of approximately $759,000, and cash payments of approximately $215,000. The promissory note is payable in twelve monthly installments beginning August 31, 2005, and accrues interest at a rate of 5% per annum.

The exclusive license the Company originally granted to Nutraceutix to use the Company’s CDT technology to manufacture and sell certain extended release dietary supplement products is limited to certain designated customers of Nutraceutix. Commencing July 1, 2005, the Company began receiving royalty payments on such sales at a reduced rate and such payments are recognized as royalty revenue as they become due.

Notes receivable including deferred consideration on the sale of the probiotics consist of the following at December 31:

	2005	2004
Note receivable from sale of probiotics unit; payments per agreement	$505,927	$1,708,650
Less current portion	(505,927)	(430,951)

	$—	$1,277,699

Note G—Property and Equipment

Property and equipment consist of the following at December 31:

	2005	2004
Furniture and fixtures	$65,456	$40,862
Software	33,851	33,851
Machinery and equipment	1,067,957	779,129
Leasehold improvements	48,765	37,674
Machinery and equipment under capital leases	217,680	217,680

	1,433,709	1,109,196
Less accumulated depreciation and amortization	(372,735)	(178,738)
Less accumulated amortization of machinery and equipment under capital leases	(214,401)	(177,765)

	$846,573	$752,693

For the years ended December 31, 2005, 2004, and 2003 depreciation expense totaled $247,217, $180,078, and $307,965 respectively.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Note H—Intangible Assets

Intangible assets consist of the following at December 31:

	2005	2004
Patents and trademarks	$806,286	$702,621
Less accumulated amortization	(302,439)	(214,683)

	$503,847	$487,938

For the years ended December 31, 2005, 2004, and 2003 amortization expense totaled $87,756, $76,746, and $182,719 respectively.

The following is a schedule by years of future amortization expense for each of the next five years based on existing intangible assets as of December 31, 2005.

Year Ending December 31,
2006	$83,545
2007	78,129
2008	74,129
2009	65,045
2010	56,924
2011 and thereafter	146,075

Total	$503,847

Note I—Lease Obligations

The Company conducts a portion of its operations utilizing leased office facilities and equipment with terms expiring through 2009. Some of the operating leases require the Company to pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises or equipment. In addition, there remains one current capital lease for equipment which expires in early 2006.

The following is a schedule, by years, of future minimum lease payments of facilities and equipment, together with the present value of the minimum payments under capital and operating leases as of December 31, 2005:

Year Ending December 31,	Capital Leases	Operating Leases
2006	$3,224	$234,596
2007	—	239,152
2008	—	166,942
2009	—	12,813
2010	—	3,315

Future minimum lease payments	$3,224	$656,818

Less amount representing interest	(87)

Present value of minimum lease payments	$3,137

Current maturities	$3,137
Long-term maturities	—

	$3,137

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Rent expense for leased facilities and equipment was $240,905, $209,746 and $777,770 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note J—Income Taxes

The Company recorded provision for income taxes (zero in all years presented) differs from the amount computed by applying the statutory federal income tax rate of 34% to its net loss. The sources of the differences are as follows at December 31:

	2005	2004 (Restated)	2003
Tax benefit at statutory rate	$(3,021,261)	$(1,954,212)	$(2,972,462)
Permanent differences	38,560	202,031	1,237,859
Expiration of net operating losses and credits	—	—	157,604
Increase (decrease) in valuation allowance	2,982,701	1,752,181	1,576,999

	$—	$—	$—

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2005	2004 (Restated)
Current asset, net
Other current assets	$193,183	$95,489
Less valuation allowance	(193,183)	(95,489)

	$—	$—

Non-current asset, net
Net operating loss carry forwards	$8,735,777	$5,374,257
Depreciation and amortization	999	11,830
Other non-current assets	121,030	146,994
Less valuation allowance	(8,857,806)	(5,533,081)

	$—	$—

The Company has established a valuation allowance in the full amount of the net deferred tax asset balance as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The net increase in the valuation for the years ending December 31, 2005, 2004, and 2003, was $3,422,419, $2,119,847 and $1,576,199 respectively.

At December 31, 2005, the Company had available net operating loss carryforwards of approximately $25.7 million of which $2.4 million related to stock option deductions. Net operating loss carryforwards of $0, $0, and $456,104 expired during 2005, 2004, and 2003, respectively. The net operating loss carryforwards begin expiring in 2006 and may be used to offset future federal taxable income through the year ending December 31, 2025. The

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

use of net operating losses may be limited in any given year under Internal Revenue Code Section 382 upon the occurrence of certain events, including significant changes in ownership interests which may have occurred, or which may occur in future years.

Note K—Technical Rights, Patent License and Royalty Agreements

The Company has agreements with Temple University (Temple) providing the Company with exclusive worldwide rights for certain patents related to its Controlled Delivery Technology (CDT®), with the right to sublicense. Under the terms of the agreements with Temple, the Company is required to make minimum annual royalty payments totaling $55,000.

On March 25, 2002, the Company entered into an exclusive patent license agreement with Archer-Daniels-Midland Company (ADM). Under the terms of the agreement, the Company granted ADM a license to manufacture, use, and sell certain nutraceutical products covered by certain patents owned or licensed by the Company. During the years ended December 31, 2005, 2004, and 2003, the Company recorded royalty revenues under this agreement of $36,601, $72,901 and $61,567 respectively. ADM has reported ownership of approximately 5% of the Company’s outstanding common stock.

In August 2005, the Company entered into an amendment to the license agreement it originally granted to Nutraceutix. The amendment limited the rights previously granted to Nutraceutix to manufacture and sell certain extended release dietary supplement products to certain designated customers of Nutraceutix, eliminated the right to use the Company’s trademarks, resolved certain disputes, and eliminated the remaining minimum payments due under the original agreement. Under the amended agreement, the license granted to Nutraceutix to use the Company’s CDT technology to manufacture and sell certain extended release dietary supplement products will be limited to certain designated customers of Nutraceutix. Commencing July 1, 2005, the Company began receiving royalty payments on such sales at a reduced rate and such payments are recognized as royalty revenue as they become due. The Company recognized revenue in the amount of $94,630 under this agreement in 2005. No revenues were recorded under the agreement in 2004 or 2003.

On October 20, 2005, the Company entered into a Manufacture, License and Distribution Agreement with Perrigo Company of South Carolina, Inc. Under the agreement, the Company granted a license to its CDT technology to Perrigo for the manufacture, marketing, distribution, sale, and use of specific dietary supplement products in the United States. In addition, Perrigo may request that the Company develop additional dietary supplement products that use this technology to be added to the agreement. The Company will receive royalties based on a percentage of Perrigo’s net profits derived from the sales of licensed products under the agreement. No royalty revenues have been earned under this agreement through December 31, 2005.

On December 21, 2005, the Company entered into an exclusive Development and License Agreement with Wyeth Consumer Healthcare Division, a division of Wyeth. Under the agreement, the Company granted Wyeth an exclusive, worldwide license to the Company’s CDT technology for the development, manufacture, and commercialization of products containing ibuprofen. Wyeth agreed to use its commercially reasonable efforts to research and develop at least one ibuprofen product for the purpose of seeking regulatory approval for the commercialization of that product. The Company is obligated under the agreement to work with Wyeth on a coordinated development program to complete the clinical development and commercialization of the initial ibuprofen product. The Company has the right to participate in the development of any additional products containing ibuprofen utilizing CDT technology that Wyeth seeks to advance.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Wyeth has paid the Company an initial upfront fee of $250,000 and agreed to pay additional amounts contingent upon the achievement of specified milestones during the product development period. Wyeth may also pay the Company a licensing fee and a technology transfer fee contingent upon the completion of certain specified events associated with additional products containing ibuprofen. In addition, to the extent that the products receive regulatory approval and are marketed by Wyeth, the Company will receive quarterly royalty payments based upon a percentage of Wyeth’s annual net sales of products covered by the agreement on a product-by-product basis.

The agreement provides for a twenty-year term based on the anniversary date of the introduction of each product covered by the agreement. After termination of the royalty period for a particular product, Wyeth will have a perpetual and fully paid-up license with respect to such product.

Note L—Future Commitments

The Company has certain material agreements with its manufacturing and testing vendors related to its ongoing clinical trial work associated with its drug delivery technology. Contract amounts are paid based on materials used and on a work performed basis. Generally, the Company has the right to terminate these agreements upon 30 days notice and would be responsible for services and materials and related costs incurred prior to termination.

Note M—Retirement Plan

The Company has a defined contribution 401(k) retirement plan (the Plan) which covers all employees. The Company will match 25% of employee contributions, up to 8% of employee eligible compensation. The Company contributed $12,987, $7,597 and $15,594 to the Plan for the years ended December 31, 2005, 2004, and 2003, respectively.

Note N—Stock Options

The Company has granted equity incentive awards to its employees, consultants, officers, and directors under its 2004 Equity Incentive Plan (the “2004 Plan”) and its 1995 Stock Option Plan (the “1995 Plan”). The 2004 Plan was approved by stockholders in June 2004, and replaced the 1995 Plan. Under the 2004 Plan, equity-based incentive awards may be granted in the form of stock options, stock appreciation rights, stock awards, performance awards, outside director options, and director fee awards.

The options granted to employees are generally granted at exercise prices equal to the market value of the Company’s common stock on the date of grant, vest over three years, and expire ten years from the date of grant. Under the terms of the Company’s non-employee director compensation plan, outside directors receive automatic annual grants of stock options at exercise prices equal to the market value of our common stock on the date of grant, which generally vest in equal monthly installments over one year and expire ten years from the date of grant. In addition, prior to December 2005, non-employee directors could elect to receive the value of their quarterly retainer fee for services in the form of a stock-based director fee award, which consisted of fully vested stock options with an exercise price equal to 50% of the fair value of the underlying common stock on the date of grant.

The 2004 Plan authorized the issuance of up to 2,000,000 shares of common stock, plus 356,774 shares which were previously reserved for issuance under the 1995 Plan not subject to outstanding options. The number of shares authorized for issuance under the 2004 Plan will be increased by up to an additional 1,357,795 shares subject to

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

options issued and outstanding under the 1995 Plan as of December 31, 2005, which expire or otherwise terminate for any reason without having been exercised in full. If any award under the 2004 Plan, or any award previously issued and outstanding under the 1995 Plan, expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares underlying the award will again become available for issuance under the 2004 Plan. As of December 31, 2005, the Company has 666,445 shares available for future grants.

The fair value of option grants is estimated using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31.

	2005	2004	2003
Expected volatility	63% - 73%	72% - 79%	73% - 78%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.9% - 4.6%	3.4% - 4.8%	3.5% - 4.5%
Expected life	5.0 - 10.0 years	5.0 - 10.0 years	10.0 years

A summary of the Company’s stock option plan’s activity is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,723,915	$2.06	2,502,337	$.95	2,507,675	$.68
Granted	854,785	4.33	1,104,704	3.46	739,399	1.65
Exercised	(528,916)	.96	(876,456)	.67	(216,139)	.67
Forfeited	—	—	(6,670)	.86	(528,598)	.74
Cancelled	(31,660)	2.00	—	—	—	—

Outstanding at end of year	3,018,124	2.89	2,723,915	2.06	2,502,337	.95

Options exercisable at end of year	1,954,715	2.36	1,741,620	1.26	1,911,789	.80

Weighted-average fair value of options granted during the year		3.45		2.78		1.34

At December 31, 2003, the Company accelerated the vesting of 672,035 common stock shares of outstanding stock options for the employees terminated as a result of the sale of the probiotics unit. In addition, the options that normally would have terminated three months after cessation of employment were extended to terminate at December 31, 2004. As a result, the Company has recognized $896,955 of compensation expense according to APB Opinion 25 as amended by FIN 44 for the year ending December 31, 2003.

At September 30, 2005, the Company recognized $63,500 in expense related to stock options granted to directors who elected to receive the value of their quarterly retainer fee for services in the form of a stock-based director fee award. The expense recognized was based on the grant date intrinsic value of the stock option. In December 2005 the Company revised the director compensation program such that directors will no longer be compensated through the grant of options with an intrinsic value on the date of the grant. In conjunction with that change the Company settled 31,660 director options issued to directors for their quarterly retainer fees. In exchange, the Company paid $75,500, representing the difference between the quoted market price of the underlying common stock on the date of cancellation and the exercise price of the stock options. As a result, the

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Company recognized an additional $12,000 of compensation expense reflecting the excess of cash paid to settle the options over the intrinsic value of the stock on the date of grant, and reversed $63,500 of additional paid in capital recognized with the original issuance of the options.

In 2005, the Company entered into an advisory services agreement with Michael N. Taglich, a member of its board of directors, relating to services provided by Mr. Taglich as a consultant. Under the terms of the advisory agreement, the Company granted to Mr. Taglich a non-transferable option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.61. The options, which vest in equal monthly increments over the two-year period of the service agreement beginning in 2005, have a ten-year term and are subject to a market condition that impacts the exercisability of the vested shares. These options are subject to variable accounting in accordance with the EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As of December 31, 2005, 4,167 options were fully vested but not exercisable due to the impact of the market condition. The fair value of the options as of December 31, 2005, of $3.87 per share was determined using the Black-Scholes model with the following assumptions: stock volatility – 63%; expected dividend yield 0%; expected term – 5.3 years; risk-free rate – 3.9%. The fair value of the options will continue to be remeasured at each financial reporting period date until vested. The related consulting expense is being recognized over the two year vesting period using the graded vesting method. The Company recognized $90,000 of expense in 2005 for these options.

The following is a summary of stock options outstanding at December 31, 2005:

	Options Outstanding
Exercise Price	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Number of Options Exercisable	Weighted- Average Exercise Price
$0.32—$1.20	778,371	$.78	4.61	728,371	$.76
$1.93—$2.28	550,783	2.14	6.52	525,845	2.14
$3.15—$4.98	1,688,970	4.12	8.94	700,499	4.19

	3,018,124	2.89		1,954,715	2.36

Note O—Warrants

The Company has the following warrants outstanding to purchase common stock at December 31, 2005:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
December 16, 2002	82,000	0.50	5 years	27,000	December 16, 2007
December 16, 2002	85,000	0.81	5 years	85,000	December 16, 2007
March 18, 2003	50,000	1.00	5 years	50,000	March 18, 2008
April 30, 2003	256,079	1.11	3 years	256,079	April 30, 2006
June 25, 2003	476,191	1.16	5 years	462,943	June 25, 2008
February 24, 2004	245,137	4.75	5 years	245,137	February 23, 2009
February 24, 2004	801,636	4.75	5 years	724,713	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010

Grand Total	2,821,043			2,675,872

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

Note P—Financing Events

Private Placements

On February 8, 2005, the Company raised $15.0 million in gross proceeds through a private placement of 3,750,000 shares of its common stock for $4.00 per share to accredited investors. The sale of these shares resulted in net proceeds to the Company of approximately $14.1 million. The Company filed a registration statement with the Securities and Exchange Commission as required under a registration rights agreement registering the resale of shares issued in the private placement (including shares of common stock issuable upon exercise of warrants issued to the placement agent), which was declared effective on April 15, 2005. If the registration statement does not remain effective for a specified period of time as defined in the registration rights agreement, until all shares tradable under the registration statement are sold, or until the shares are freely tradable without volume restriction absent the registration statement, the Company is subject to cash liquidating damages equal to the aggregate purchase price of such purchaser’s remaining shares multiplied by 2.0% for every thirty days that the registration statement is unavailable for sales. As of December 31, 2005, a total of 2,436,500 common shares that remain subject to potential liquidating damages are classified as temporary equity.

Taglich Brothers, Inc. acted as the placement agent for the transaction and received a cash fee of $750,000 and warrants, valued at $194,899 using the Black-Scholes option-pricing model, to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for five years. The Black-Scholes valuation was based on the following assumptions: volatility of 67%; term of 5 years; risk-free interest rate of 3.72%; and 0% dividend yield. Michael N. Taglich is the Chairman of the Board of Directors of the Company and is also an affiliate of Taglich Brothers, Inc. The warrants issued to the placement agent are not subject to liquidating damages and are therefore accounted for as equity instruments.

On February 24, 2004, the Company raised $10.4 million in gross proceeds through a private placement of 3,206,538 shares of its common stock for $3.25 per share to accredited investors. The sale of these shares resulted in net proceeds to the Company of approximately $9.5 million. The purchasers also received five year warrants to purchase 801,636 shares of common stock at an exercise price of $4.75 per share. The Company filed a registration statement with the Securities and Exchange Commission registering the resale of shares issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the financing (including shares of common stock issuable upon exercise of warrants issued to the placement agent), which was declared effective as of April 14, 2004. If the registration statement does not remain effective until all shares tradable under the registration statement are sold, or until the shares are freely tradable without volume restriction absent the registration statement, the Company is subject to cash liquidating damages equal to the aggregate purchase price of the purchaser’s remaining securities multiplied by 2.0% for every thirty days that the registration statement is unavailable for sales. Based on recent interpretations of accounting pronouncements related to the issuance of potentially redeemable common stock, principally Emerging Issues Task Force Bulletin D-98, “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) the Company reassessed the accounting for the common shares issued in connection with the February 24, 2004 private placement and determined that since the common shares are subject to potential cash liquidated damages they should be classified as temporary equity. EITF D-98 requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. Therefore, the Company restated shareholder’s equity at February 24, 2004, to classify $7,954,715 associated with the issuance of 3,206,538 shares of common stock (net of issue costs) as temporary equity instead of permanent equity. At December 31, 2004, 2,635,760 of these common shares were no longer subject to potential liquidated damages and therefore, $6,538,741 was transferred from temporary equity to permanent equity. At December 31, 2004, a total of $1,415,974 associated with 570,778 common shares continued to be subject to potential liquidated damages and

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

have been classified as temporary equity. As of December 31, 2005, the $1,415,974 relating to such shares was transferred to permanent equity as the maximum amount of potential liquidated damages was less than 10% of the aggregate purchase price and reflected a reasonable estimate of the difference in fair value between registered and unregistered shares.

The warrants issued to investors to purchase 801,636 of common stock were also issued pursuant to the registration rights agreement and are subject to liquidating damage provisions. The Company considers the warrants to be derivative financial instruments and has classified the warrants as a liability at fair value in the balance sheet. Information regarding the valuation of the warrants is as follows:

	2004		2005
	February 24	December 31	December 31
Weighted-Average Fair Value Warrants	$1.91	$2.94	$3.08
Black-Scholes Assumption:
Dividend Rate	—	—	—
Average Risk-Free Interest Rate	3.01%	3.63%	4.35%
Average Volatility	68%	76%	63%
Contractual Life in Years	5	4.2	3.2

The change in the fair value of the warrant in each period is reflected as an unrealized gain/(loss) on fair value in the accompanying statement of operations.

Rodman and Renshaw acted as the lead placement agent for the transaction and Taglich Brothers, Inc. assisted in the financing. The placement agents received a cash fee of $729,487 and warrants to purchase 224,458 shares, of which Taglich Brothers, Inc. received $174,965 and warrants to purchase 53,846 shares. Michael N. Taglich and Robert Schroeder, directors of the Company at the time of the financing, are affiliates of Taglich Brothers, Inc. In addition, Mr. Taglich purchased 49,631 shares of common stock and warrants to purchase 12,408 shares of common stock as part of the private placement. The total fair value of the 1,046,773 warrants issued in the financing was $1,994,271 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 68%; term of 5 years; risk-free interest rate of 3.01%; and 0% dividend yield. The warrants issued to the placement agent are not subject to liquidating damages and are therefore accounted for as equity instruments.

The Company also issued (i) 32,000 shares of its common stock and a warrant to purchase 15,000 shares to an unaffiliated third party as a finder’s fee, and (ii) 23,077 shares of its common stock and warrants to purchase 5,679 shares in partial payment of an advisory fee in connection with the sale of the probiotics division.

Shelf Registration

On October 27, 2005, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC), pursuant to which it may sell, from time to time, up to $40 million in common stock and/or common stock purchase warrants. The registration statement was declared effective by the SEC in November 2005. The specific terms of any future offering would be established at the time of the offering.

Convertible Notes Payable

On June 25, 2003, the Company completed a private placement and issued $5.3 million of Convertible Notes due June 25, 2006. The transaction provided the Company with approximately $4.7 million in net

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, an embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds of the note equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock into which the note is convertible, multiplied by the number of shares into which the note is convertible (intrinsic value). The fair value of the Company’s common stock on June 25, 2003 was $1.77, resulting in a beneficial conversion feature of $0.72 per share. As a result, the Company recorded a discount on the note for the beneficial conversion feature of approximately $3.6 million, which was recognized as interest expense over the earlier of the term of the notes (3 years) or upon the conversion of the notes into the Company’s common stock. As a result of the conversion of the notes into common stock, the Company recognized the entire amount of the discount as interest expense for the year ended December 31, 2003.

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

The Company filed a registration statement with the Securities and Exchange Commission registering the resale of the shares of common stock issuable upon conversion of the notes, which was declared effective by the SEC on November 6, 2003.

Short-Term Notes Financing

Between April 30, 2003 and May 6, 2003, the Company issued $550,000 of subordinated notes to a group of accredited investors, including Herbert L. Lucas, a director of the Company, who purchased $75,000 of such subordinated notes. The transaction provided the Company with approximately $505,000 in net proceeds. In conjunction with the sale of these notes the Company granted warrants to purchase 235,722 shares of the Company’s common stock (including 32,144 warrants granted to Mr. Lucas) at $1.11 per share exercisable for three years. The notes were unsecured and did not accrue interest. The notes were paid in full on June 25, 2003, with the proceeds received from the convertible note financing discussed above.

The loan was discounted for the relative fair value of the warrants totaling approximately $94,000, which was recognized as interest expense upon payment of the loan. The fair value of warrants was determined using

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

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

Note Q—Major Customers and Concentration of Credit Risk

In 2005, two customers accounted for 79.3% and 14.9% of total revenue. In 2004, the Company received royalty income for sales of product related to the CDT technology from two customers, which accounted for 84% and 16% of net revenues. In 2003, the Company had sales to three customers which accounted for approximately 21%, 21%, and 12% of net revenues. All 2003 sales were related to the probiotics manufacturing unit sold in 2003.

The Company maintains its cash balances in two financial institutions, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Note R—Related Party Transactions

The Company’s CDT platform is currently based on four patented drug delivery technologies and includes intellectual property from two U.S. patents licensed exclusively to the Company by Temple University and two U.S. patents assigned to the Company by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. Dr. Fassihi currently serves on the Company’s board of directors. Dr. Fassihi is also one of the inventors of the two patents licensed to the Company by Temple University. A portion of the royalty payment the Company makes to Temple University is, in turn, paid to Dr. Fassihi. In addition, the Company has a consulting agreement with Dr. Fassihi. This agreement expires December 31, 2006, but may be terminated by either party on 30-days’ notice. In the years ended December 31, 2005, 2004, and 2003, Dr. Fassihi was paid $48,000, $48,000, and $36,000 respectively.

The Company engaged Dunsford Hill Capital Partners (“Dunsford Hill”) in March 2003 to provide strategic and financial advice and to assist organizing and preparing the Company for a private equity financing. Dr. Randall Caudill, a director of the Company, is the owner of Dunsford Hill. Under the terms of the agreement, the Company agreed to pay Dunsford Hill $75,000 over the six month term of the engagement and granted Dunsford Hill a five-year warrant to purchase 100,000 shares of common stock at a price of $1.00 per share. In April 2003, Dunsford Hill agreed to reduce its cash payment to $25,000 and the amount of the warrant to 50,000 shares.

Note S—Subsequent Events

On January 31, 2006, the Company received payment in full of the Note Receivable from Nutraceutix, Inc.

The Company entered into a severance agreement and release with Gail Vitulli, its former principal financial officer, on February 15, 2006. Ms. Vitulli discontinued service with the Company effective December 15, 2005. Under terms of the severance agreement, the Company will provide severance and employee benefits to Ms. Vitulli of approximately $84,000. In addition, Ms. Vitulli will have until December 31, 2006, to exercise options to purchase 48,500 shares that were vested as of December 15, 2005.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004 and 2003

The Company also agreed to release Ms. Vitulli from all claims against her arising from or relating to her employment with the Company, with the exception of any claims based on dishonesty or fraud. Ms. Vitulli agreed to release the Company from any and all claims against the Company, whether known or unknown, arising from or relating to her employment with the Company.

Note T—Quarterly Results (Unaudited)

As discussed in Note B, the Company restated its 2004 financial statements to reclassify certain warrants issued to investors from stockholder’s equity to a liability. As such, these warrants are accounted for at fair value and marked-to-market at each interim reported date. The table below shows the effects of this restatement on prior quarterly numbers:

	Quarterly Results of Operations (Unaudited)
	March 31		June 30		September 30		December 31
For Year 2005	Before	After	Before	After	Before	After	As Reported
Net revenues	$87,458	$87,458	$155,834	$155,834	$205,764	$205,764	$186,351
Gross profit	87,458	87,458	155,834	155,834	205,764	205,764	186,351
Operating expenses	1,951,947	1,951,947	2,184,614	2,184,614	2,150,385	2,150,385	3,145,259
Operating loss	(1,864,489)	(1,864,489)	(2,028,780)	(2,028,780)	(1,944,621)	(1,944,621)	(2,958,908)
Other income (expenses)
Interest expense	(2,247)	(2,247)	(1,898)	(1,898)	(1,285)	(1,285)	(359)
Interest income	75,501	75,501	122,237	122,237	140,614	140,614	147,936
Settlement in connection with asset sale and license agreement					(537,921)	(537,921)
Unrealized gain/(loss) on fair value of warrants		503,554		658,802		(441,427)	(818,226)
Other	23,385	23,385	34,137	34,137	10,066	10,066	(2,134)

	96,639	600,193	154,476	813,278	(388,526)	(829,953)	(672,783)
Net loss	$(1,767,850)	$(1,264,296)	$(1,874,304)	$(1,215,502)	$(2,333,147)	$(2,774,574)	$(3,631,691)

Net loss basic and diluted	$(0.05)	$(0.04)	$(0.05)	$(0.04)	$(0.07)	$(0.08)	$(0.10)

	Quarterly Results of Operations (Unaudited)
	March 31		June 30		September 30		December 31
For Year 2004	Before	After	Before	After	Before	After	Before	After
Net revenues	$133,294	$133,294	$110,852	$110,852	$105,465	$105,465	$92,382	$92,382
Gross profit	133,294	133,294	110,852	110,852	105,465	105,465	92,382	92,382
Operating expenses	1,043,495	1,043,495	1,128,713	1,128,713	1,185,103	1,185,103	2,154,955	2,154,955
Operating loss	(910,201)	(910,201)	(1,017,861)	(1,017,861)	(1,079,638)	(1,079,638)	(2,062,573)	(2,062,573)
Other income (expenses)
Interest expense	(25,137)	(25,137)	(4,901)	(4,901)	(3,518)	(3,518)	(2,762)	(2,762)
Interest income	7,151	7,151	11,652	11,652	12,226	12,226	26,434	26,434
Settlement in connection with asset sale and license agreement
Unrealized gain/(loss) on fair value of warrants		341,795		66,750		348,126		(1,591,537)
Other	13,584	13,584	80,020	80,020	3,230	3,230	39,479	39,479

	(4,402)	337,393	86,771	153,521	11,938	360,064	63,151	(1,528,386)
Net loss	$(914,603)	$(572,808)	$(931,090)	$(864,340)	$(1,067,700)	$(719,574)	$(1,999,422)	$(3,590,959)

Net loss basic and diluted	$(0.03)	$(0.02)	$(0.03)	$(0.03)	$(0.04)	$(0.02)	$(0.07)	$(0.12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of corporate assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that corporate receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of corporate assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Accounting (PCAOB) Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned duties. During the course of this evaluation, management identified the material weakness described in the following paragraph.

As of December 31, 2005, our internal accounting personnel did not maintain appropriate control to provide reasonable assurance that complex transactions are appropriately accounted for or that all disclosure requirements under generally accepted accounting principles are fulfilled. In this regard, our processes were not sufficient to ensure that appropriate consideration was given to the accounting implications of such transactions, that accounting conclusions regarding these transactions were analyzed and documented, or that all relevant financial statement disclosures required under generally accepted accounting principles were provided. Furthermore, the number of accounting personnel with sufficient experience was insufficient to assure that preparation and review of accounting analysis relating to such transactions was performed by different individuals. As a result of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the applicable COSO criteria. Management communicated its conclusions to the audit committee of the board of directors.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has also audited management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

During the course of assessing the effectiveness of both the design and operation of our internal control over financial reporting, we implemented a number of significant improvements in our internal control over financial reporting during the fourth quarter of 2005 and first quarter of 2006.

•	On December 15, 2005, we replaced our principal financial officer with an interim chief financial officer to provide a higher level of leadership and experience for the finance and accounting group.

•	We hired additional accounting personnel, including an assistant controller, and engaged outside contractors to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

•	We continued to work with an independent third party to assist our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

•	During the first quarter of 2006, we implemented additional processes and procedures and have effected a reorganization of our accounting and finance department in an effort to assure adequate review of complex, non-routine transactions.

•	We retained a specialized consultant to assist in our accounting for employee stock based compensation under SFAS 123R.

Management has identified additional steps necessary to address the material weakness described above. These measures include the implementation of requirements for more stringent and complex documentation regarding the analysis of complex, non-routine transactions and the proposed accounting treatment by accounting personnel and the chief financial officer. We will implement policies and procedures to assure adequate and timely involvement of outside accounting contractors, as needed, to obtain guidance as to the application of generally accepted accounting principles to complex, non-routine transactions. We will continue to implement policies, processes and procedures regarding the review of complex, non-routine transactions and plan to hire additional accounting personnel. We believe that the steps identified will improve the effectiveness of our internal control over financial reporting.

Other than as described above, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the definitive proxy statement for our 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement for our 2006 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are filed herewith:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Asset Purchase Agreement by and between SCOLR, Inc. and Nutraceutix, Inc. dated December 31, 2003		8-K	2.1	000-24693	1/23/2003

4.1	Certificate of Incorporation of SCOLR Pharma, Inc. as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2	Certificate of designation of Series A Junior Participating Preferred Stock		8-K	1.2	000-24693	11/6/2002

4.3	Bylaws of SCOLR Pharma, Inc. as amended		10-QSB	3	001-31982	5/17/2004

4.4	Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.		8-K	3	000-24693	11/6/2002

4.5	Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

10.1	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003		8-K	10	000-24693	5/5/2003

10.2	Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.3	Registration Rights Agreement dated February 24, 2004		8-K	10.2	001-31982	2/26/2004

10.4	Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.5	Promissory Note to Clyde Berg together with related Security Agreement and Warrant Agreement dated September 30, 2002		10-QSB	10.1	000-24693	11/14/2002

10.6	1995 Stock Option Plan, together with amendment No. 1 thereto*		10-SB	10.8	000-24693	7/27/1998

10.7	Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.8	Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.9	Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.10	Exclusive Patent License Agreement dated March 8, 2002, between Archer Daniels Midland Company and the Company		10-KSB	10.15	000-24693	3/31/2003

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.11	Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

10.12†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.13†	License Agreement dated September 6, 2000 between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.14†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

10.15	Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.16†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company.		S-2	10.16	333-107906	8/13/2003

10.17†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.18†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.19	Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.20	License, Manufacture, and Distribution Agreement by and between the Company and Nutraceutix, Inc., dated December 31, 2003		8-K	2.2	000-24693	1/23/2003

10.21	Building Lease—3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003		S-2	10.25	333-107906	8/13/2003

10.22	Employment Agreement dated July 2, 2003, between Stephen Turner and the Company*		S-2	10.27	333-107906	8/13/2003

10.23	2004 Equity Incentive Plan*		10-QSB	10	001-31982	8/13/2004

10.24	Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.25	Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.26	Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

10.27††	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004 between Dr. Reza Fassihi and SCOLR Pharma, Inc.		10-QSB	10.1	001-31982	11/12/2004

10.28	Employment Agreement dated November 12, 2004 between SCOLR Pharma, Inc. and Daniel O. Wilds*		8-K	10.1	001-31982	11/18/2004

10.29	Employment Agreement dated January 10, 2005 between SCOLR Pharma, Inc. and Alan M. Mitchel*		8-K	10.1	001-31982	1/11/2005

10.30	Common Stock Purchase Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.1	001-31982	2/11/2005

10.31	Registration Rights Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.2	001-31982	2/11/2005

10.32	Letter Agreement, dated February 8, 2005 between SCOLR Pharma, Inc. and Taglich Brothers		8-K	10.3	001-31982	2/11/2005

10.33††	Manufacture, License and Distribution Agreement dated October 20, 2005 between the Company and Perrigo Company of South Carolina	X

10.34	Settlement Agreement and First Amendment to the License Manufacture and Distribution Agreement, dated as of August 3, 2005 between the Company and Nutraceutix, Inc.		8-K	10.1	001-31982	8/5/2005

10.35	First Amendment to Lease, effective as of October 12, 2005	X

10.36	Advisory Services Agreement dated as of November 4, 2005 between the Company and Michael N. Taglich		8-K	99.1	001-31982	11/9/2005

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Description	Filed Herewith
10.37††	Development and License Agreement dated December 21, 2005 between the Company and Wyeth Consumer Healthcare, a division of Wyeth	X

10.38	Employment Agreement dated as of December 15, 2005 between the Company and Richard M. Levy		8-K	99.1	001-31982	12/20/2005

10.39	Summary of SCOLR Pharma, Inc. Non-Employee Director Compensation*		8-K	99.2	001-31982	11/9/2005

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR PHARMA, INC.

By:	/S/ DANIEL O. WILDS
Daniel O. Wilds Chief Executive Officer, President, (Principal Executive Officer)

Date: March 22, 2006

Signature	Title	Date

/S/ DANIEL O. WILDS Daniel O. Wilds	President, Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2006

/S/ RICHARD M. LEVY Richard M. Levy	Interim Chief Financial Officer and Vice President—Finance	March 22, 2006

/S/ RANDALL L-W. CAUDILL Randall L-W. Caudill	Director	March 22, 2006

/S/ REZA FASSIHI Reza Fassihi	Director	March 22, 2006

/S/ HERBERT L. LUCAS Herbert L. Lucas	Director	March 22, 2006

/S/ MICHAEL N. TAGLICH Michael N. Taglich	Chairman of the Board	March 22, 2006

/S/ DR. MICHAEL SORELL Dr. Michael Sorell	Director	March 22, 2006

/S/ WAYNE L. PINES Wayne L. Pines	Director	March 22, 2006

/S/ HANS MUELLER Hans Mueller	Director	March 22, 2006

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Asset Purchase Agreement by and between SCOLR, Inc. and Nutraceutix, Inc. dated December 31, 2003		8-K	2.1	000-24693	1/23/2003

4.1	Certificate of Incorporation of SCOLR Pharma, Inc. as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2	Certificate of designation of Series A Junior Participating Preferred Stock		8-K	1.2	000-24693	11/6/2002

4.3	Bylaws of SCOLR Pharma, Inc. as amended		10-QSB	3	001-31982	5/17/2004

4.4	Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.		8-K	3	000-24693	11/6/2002

4.5	Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

10.1	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003		8-K	10	000-24693	5/5/2003

10.2	Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.3	Registration Rights Agreement dated February 24, 2004		8-K	10.2	001-31982	2/26/2004

10.4	Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.5	Promissory Note to Clyde Berg together with related Security Agreement and Warrant Agreement dated September 30, 2002		10-QSB	10.1	000-24693	11/14/2002

10.6	1995 Stock Option Plan, together with amendment No. 1 thereto*		10-SB	10.8	000-24693	7/27/1998

10.7	Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.8	Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.9	Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.10	Exclusive Patent License Agreement dated March 8, 2002, between Archer-Daniels-Midland Company and the Company		10-KSB	10.15	000-24693	3/31/2003

10.11	Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.12†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.13†	License Agreement dated September 6, 2000 between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.14†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

10.15	Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.16†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company.		S-2	10.16	333-107906	8/13/2003

10.17†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.18†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.19	Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.20	License, Manufacture, and Distribution Agreement by and between the Company and Nutraceutix, Inc., dated December 31, 2003		8-K	2.2	000-24693	1/23/2003

10.21	Building Lease—3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003		S-2	10.25	333-107906	8/13/2003

10.22	Employment Agreement dated July 2, 2003, between Stephen Turner and the Company*		S-2	10.27	333-107906	8/13/2003

10.23	2004 Equity Incentive Plan*		10-QSB	10	001-31982	8/13/2004

10.24	Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

10.25	Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.26	Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.27††	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004 between Dr. Reza Fassihi and SCOLR Pharma, Inc.		10-QSB	10.1	001-31982	11/12/2004

10.28	Employment Agreement dated November 12, 2004 between SCOLR Pharma, Inc. and Daniel O. Wilds*		8-K	10.1	001-31982	11/18/2004

10.29	Employment Agreement dated January 10, 2005 between SCOLR Pharma, Inc. and Alan M. Mitchel*		8-K	10.1	001-31982	1/11/2005

10.30	Common Stock Purchase Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.1	001-31982	2/11/2005

10.31	Registration Rights Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.2	001-31982	2/11/2005

10.32	Letter Agreement, dated February 8, 2005 between SCOLR Pharma, Inc. and Taglich Brothers		8-K	10.3	001-31982	2/11/2005

10.33††	Manufacture, License and Distribution Agreement dated October 20, 2005 between the Company and Perrigo Company of South Carolina	X

10.34	Settlement Agreement and First Amendment to the License Manufacture and Distribution Agreement, dated as of August 3, 2005 between the Company and Nutraceutix, Inc.		8-K	10.1	001-31982	8/5/2005

10.35	First Amendment to Lease, effective as of October 12, 2005	X

10.36	Advisory Services Agreement dated as of November 4, 2005 between the Company and Michael N. Taglich		8-K	99.1	001-31982	11/9/2005

10.37††	Development and License Agreement dated December 21, 2005 between the Company and Wyeth Consumer Healthcare, a division of Wyeth	X

10.38	Employment Agreement dated as of December 15, 2005 between the Company and Richard M. Levy		8-K	99.1	001-31982	12/20/2005

10.39	Summary of SCOLR Pharma, Inc. Non-Employee Director Compensation*		8-K	99.2	001-31982	11/9/2005

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement