Form 10-Q
period 2006-03-31
SCOLR Pharma, Inc.
filed 2006-05-09
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of April 27, 2006
Common Stock, par value $0.001	37,702,621

SCOLR Pharma, Inc.

FORM 10-Q

For the Three Months Ended March 31, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$10,736,696	$10,928,442
Short-term investments	1,295,118	2,391,775
Accounts receivable, less allowance for doubtful accounts of $0 and $42,644 respectively	84,496	196,177
Interest and other receivables	42,131	22,116
Current portion of notes receivable	—	505,927
Prepaid expenses	346,095	285,230

Total current assets	12,504,536	14,329,667
Property and Equipment — net of accumulated depreciation of $652,049 and $587,136, respectively	816,218	846,573
Other Assets
Intangible assets — net of accumulated amortization of $324,582 and $302,439, respectively	511,912	503,847

	$13,832,666	$15,680,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of capital lease obligations	$—	$3,137
Accounts payable — trade	389,992	210,733
Accrued expenses	432,633	467,471
Deferred revenue	230,769	250,000

Total current liabilities	1,053,394	931,341
Fair value of warrants to purchase common stock	2,149,422	2,230,457

Total liabilities	3,202,816	3,161,798
Commitments and Contingencies — Note 10
Temporary equity—common stock, $0.001 par value, 2,399,900 and 2,436,500 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	9,010,089	9,147,484
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value, 35,264,176 and 35,024,802 issued and outstanding (including shares subject to registration rights classified as temporary equity) as of March 31, 2006 and December 31, 2005, respectively	32,864	32,588
Additional paid-in capital	40,985,952	39,649,387
Accumulated other comprehensive loss	(905)	(722)
Accumulated deficit	(39,398,150)	(36,310,448)

Total stockholders’ equity	1,619,761	3,370,805

	$13,832,666	$15,680,087

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2006	2005 (Restated)
Revenues
Licensing fees	$19,231	$—
Royalty income	73,615	87,458

Total Revenues	92,846	87,458
Operating expenses
Marketing and selling	186,866	47,527
Research and development	1,333,293	1,215,480
General and administrative	1,787,309	688,940

Total operating expenses	3,307,468	1,951,947

Loss from operations	(3,214,622)	(1,864,489)
Other income (expense)
Unrealized gain (loss) on fair value of warrants	(4,166)	503,554
Interest income	131,245	75,501
Interest expense	(159)	(2,247)
Other	—	23,385

	126,920	600,193

NET LOSS	$(3,087,702)	$(1,264,296)

Net loss per share, basic and diluted	$(0.09)	$(0.04)
Shares used in computing basic and diluted net loss per share	35,187,799	32,837,443

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2005 (Restated)
Cash flows from operating activities:
Net loss	$(3,087,702)	$(1,264,296)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	87,055	82,000
Unrealized gain (loss) on fair value of warrants	4,166	(503,554)
Share-based compensation for non-employee services	151,560	—
Share-based compensation for employee services	549,051	15,000
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	91,666	1,010
Prepaid expenses and other current assets	(60,865)	(43,674)
Accounts payable and accrued expenses	179,259	(334,760)
Accrued liabilities and deferred revenue	(54,069)	(12,183)

Net cash used in operating activities	(2,139,879)	(2,060,457)

Cash flows from investing activities:
Payments on note receivable	505,927	48,417
Purchase of property and equipment, net	(34,558)	(51,650)
Patent and technology rights expenditures	(30,207)	(5,351)
Purchase of short-term investments	(395,110)	—
Maturities of short-term investments	1,491,584	—

Net cash provided by (used in) investing activities	1,537,636	(8,584)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(3,137)	(14,591)
Proceeds from issuance of common stock, net	—	14,117,104
Proceeds from exercise of options and warrants	413,634	106,500

Net cash provided by financing activities	410,497	14,209,013

Net increase (decrease) in cash	(191,746)	12,139,972
Cash at beginning of period	10,928,442	6,758,860

Cash at end of period	$10,736,696	$18,898,832

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$159	$2,247
Supplemental schedule of non-cash financing information
Issuance of warrants in connection with equity financing	$—	$194,899
Other comprehensive loss	$(183)	$—
Reclassification of warrants classified as liabilities to equity upon their exercise	$85,200	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR Pharma, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The balance sheet at December 31, 2005, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue recognition amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to those used in revenue recognition, the determination of the allowance for doubtful accounts, depreciable lives of assets, estimates and assumptions used in the determination of fair value of stock options and warrants, including share-based compensation expense, and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications relate to other income items previously classified as interest income, and interest expense previously classified as other expense in the Statement of Operations for the three months ended March 31, 2005.

Share-Based Compensation

At March 31, 2006, the Company maintained the 2004 Equity Incentive Plan, which is described more fully in Note 6. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense for employee and director stock options was based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Any deferred compensation was amortized over the vesting period of the individual options, using the straight-line method.

Generally, when the Company issued options to employees the exercise price of the option equaled the market price of the underlying stock on the date of the grant; therefore no corresponding compensation expense was recognized. With the adoption of the Company’s 2004 Equity Incentive Plan, non-employee directors were allowed to elect to receive the value of their quarterly retainer fee for services either in the form of cash or a stock-based director fee award, which consisted of either fully vested stock options with an exercise price equal to 50% of the fair value of the underlying common stock on the date of the grant, or stock units. A stock unit is an unfunded bookkeeping entry representing a right to receive one share of the Company’s common stock. Non-employee directors are not required to pay any additional cash consideration in connection with the settlement of a stock unit award. To the extent that directors elected to receive a stock-based award, stock compensation expense was recognized based on the grant date intrinsic value of the stock option or the fair value of the stock unit. In December 2005, the non-employee director compensation program was revised such that non-employee directors may no longer elect to receive stock options or stock units rather than cash in satisfaction of their quarterly fees for services.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated as a result of adopting SFAS 123R. See Note 6 to the Company’s financial statements for further detail, including the impact of the adoption on its results of operations.

Stock compensation expense for performance based options granted to non-employees is determined in accordance with SFAS 123R and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (the “measurement date”). When it is necessary under generally accepted accounting principles to recognize cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

NOTE 2 — RESTATEMENT

In December 2005, the Company reassessed its accounting for the warrants issued in connection with its February 2004 financing. The restatement was made to reflect liquidated damage provisions provided under the registration rights agreement associated with the warrants and common shares issued in the private placement offering. Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), and interpretations thereof call for financial instruments such as the warrants issued in the Company’s 2004 financing to be accounted for as assets or liabilities at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The related asset or liability is then periodically marked-to-market at each financial statement date until equity treatment can be applied, at which time the value at the time is reclassified to equity. The possibility of a net cash settlement is presumed because the settlement of the warrants by issuance of unregistered shares and the payments of liquidated damages is not deemed to be an economic settlement alternative to the Company. Lastly, the ability of the Company to maintain effectiveness of its registration statement is not deemed to be completely within its control.

The effect of the restatement on the first quarter 2005 results of operations was to recognize a $503,544, or $0.01 per share, non-cash unrealized gain reflecting the impact of marking-to-market the fair value of the liability for 724,713 warrants outstanding at March 31, 2005. As a result, the Company’s previously reported net loss of $1,767,850, or $0.05 per share for the quarter ended March 31, 2005, has been restated to $1,264,296, or $0.04 per share. The Company used the Black-Scholes option pricing model to estimate the fair value of the warrants. At March 31, 2006, 699,713 warrants remain subject to this accounting.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENT

There were no new accounting pronouncements issued during the three months ended March 31, 2006 that had a material impact on the Company.

NOTE 4 — LIQUIDITY

The Company incurred a net loss of approximately $3.1 million for the three months ended March 31, 2006, and used cash from operations of approximately $2.1 million. Cash flows provided by investing activities of $1.5 million primarily represent the application of maturing short-term investments during the three months ended March 31, 2006, to fund operating activities. In addition, cash flows from investing activities for the three months ended March 31, 2006 included the receipt of $505,927 in note receivable payments from the buyer of the Company’s probiotics division. Cash flow from financing activities of $410,497 for the three months ended March 31, 2006, primarily reflects proceeds from the exercise of warrants issued in connection with the Company’s 2003 financing and outstanding stock options.

The Company had approximately $12.0 million in cash, cash equivalents and short-term investments at March 31, 2006. On April 21, 2006, the Company completed a registered direct offering of 2,370,100 shares of its common stock for net proceeds of approximately $10.9 million (see Note 9 “Subsequent Events”). The Company has a history of recurring losses and plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are likely to increase as it continues preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments, combined with the proceeds of its April 2006, offering will be sufficient to fund its drug delivery business at planned levels through late 2007. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

On a longer term basis, the Company plans to raise additional capital to fund operations, conduct clinical trials, and continue research and development projects and commercialization of its product candidates. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations significantly including the delay, modification or cancellation of research and development projects.

NOTE 5 — NOTE RECEIVABLE

In January 2006, the Company received payment in full of the $505,927 note receivable from Nutraceutix, Inc., the buyer of the Company’s probiotic development and manufacturing business.

NOTE 6 — STOCK OPTIONS

The Company has granted equity incentive awards to its employees, consultants, officers, and directors under its 2004 Equity Incentive Plan (the “2004 Plan”) and its 1995 Stock Option Plan (the “1995 Plan”). The 2004 Plan was approved by stockholders in June 2004, and replaced the 1995 Plan. Under the 2004 Plan, equity-based incentive awards may be granted in the form of stock options, stock appreciation rights, stock awards, performance awards, and outside director options.

The options granted to employees are generally granted at exercise prices equal to the market value of the Company’s common stock on the date of grant, vest over three years, and expire ten years from the date of grant. Under the terms of the Company’s 2004 Plan, non-employee directors receive automatic annual grants of stock options at exercise prices equal to the market value of the Company’s common stock on the date of grant, which generally vest in equal monthly installments over one year and expire ten years from the date of grant. In addition, prior to December 2005, non-employee directors could elect to receive the value of their quarterly retainer fee for services in the form of a stock-based director fee award, which consisted of fully vested stock options with an exercise price equal to 50% of the fair value of the underlying common stock on the date of grant.

The 2004 Plan authorized the issuance of up to 2,000,000 shares of common stock, plus 388,441 shares which were previously reserved for issuance under the 1995 Plan not subject to outstanding options. The number of shares authorized for issuance under the 2004 Plan will be increased by up to an additional 1,184,295 shares subject to options issued and outstanding under the 1995 Plan as of March 31, 2006, which expire or otherwise terminate for any reason without having been exercised in full. If any award under the 2004 Plan, or any award previously issued and outstanding under the 1995 Plan, expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares underlying the award will again become available for issuance under the 2004 Plan. As of March 31, 2006, the Company had 546,236 shares available for future grants under the 2004 Plan.

On March 24, 2006, the Company’s board of directors approved a 2,000,000 share increase in the maximum aggregate number of shares that may be issued under the 2004 Equity Incentive Plan, subject to stockholder approval.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three months ended March 31, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted subsequent to December 31, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is the vesting period.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three months ended March 31, 2006 was $549,051 greater than it would have been had the Company continued to account for employee share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $(0.07), if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $(0.09).

The following table sets forth the aggregate share-based compensation expense resulting from stock options issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the three months ended March 31, 2006.

March 31, 2006
Share-based compensation:
Marketing and selling	$20,449
Research and development	116,935
General and administrative	411,667

Share-based compensation for employees	549,051
General and administrative, non-employee services	151,560

Total share-based compensation expense	$700,611

The share-based compensation expense classified as marketing and selling reflects option grants to employees in the marketing department. There is no performance condition associated with these grants and no consideration was received for the options.

SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, required companies that chose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for share-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the related vesting periods.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three months ended March 31, 2005:

March 31, 2005 (Restated)
Net loss, as reported	$(1,264,296)
Employee stock-based compensation expense determined under fair-value based method	(586,781)
Employee stock-based compensation expense included in reported net loss	15,000

Pro forma net loss	$(1,836,077)

Net loss per share
As reported	$(0.04)
Pro forma	$(0.06)

The fair value of share-based awards is estimated using the Black-Scholes option pricing model with the following assumptions for the three months ended March 31,

	Black-Scholes Model Assumptions
	2006	2005
Expected volatility	63%	63% – 68%
Expected dividend yield	0%	0%
Risk-free interest rate	4.3%	4.2% – 4.6%
Expected life	10.0 years	10.0 years

The Company’s computation of expected volatility is based on historical realized volatility. Prior to the implementation of SFAS 123R, the Company estimated that the expected lives of all options were equal to their contractual term. The options granted to employees meet the definition of “plain vanilla” options defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Therefore, management expects to utilize the shortcut method described in SAB 107 in determining the expected life of employee options. However, no such options were granted during the three months ended March 31, 2006. The shortcut method estimates the expected term based on the midpoint between the vesting date and the end of the contractual term. The Company’s computation of expected life for non-employee director’s awards under SFAS 123R continues to be based on the contractual term of the award. The risk-free interest rate is based on the U.S.

Treasury yield curve in effect at the time of the grant for issues with a term that approximates the expected life used as the assumption in the model.

A summary of the Company’s stock option plan activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,018,124	$2.89	—	—
Granted	192,500	$5.87	—	—
Exercised	(163,709)	$1.60	—	—
Forfeited	(72,291)	$4.05	—	—

Outstanding at March 31, 2006	2,974,624	$3.13	7.4	$8,447,775

Outstanding vested or expected to vest options at March 31, 2006	2,950,329	$3.13	7.3	$8,383,676
Options exercisable at March 31, 2006	1,952,048	$2.55	6.5	$6,676,704

Cash received from options exercised for the three months ended March 31, 2006 and 2005, was $262,581 and $106,500, respectively. No actual tax benefit was realized for tax deductions from option exercise of the share-based payment arrangements because the Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of realization of such assets. The Company has a policy of issuing new shares to satisfy share option exercises.

The weighted-average grant date fair value of equity options granted during the three months ended March 31, 2006 and 2005, was $4.37 and $3.35, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $841,538 and $958,550, respectively.

As of March 31, 2006, there was $2,670,028 of total unrecognized non-cash compensation cost related to non-vested options granted under the 1995 Plan and 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.64 years.

In 2005, the Company entered into an advisory services agreement with Michael N. Taglich, a member of its board of directors, relating to services provided by Mr. Taglich as a consultant. Under the terms of the agreement, the Company granted to Mr. Taglich a non-transferable option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.61. The option, which vests in equal monthly increments over the two-year period of the service agreement beginning in 2005, has a ten-year term and is subject to variable accounting in accordance with the EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As of March 31, 2006, 16,668 shares were fully vested. The fair value of the option as of March 31, 2006, of $4.64 per share, was determined using the Black-Scholes model with the following assumptions: weighted average stock volatility – 63%; expected dividend yield 0%; expected term – 10.0 years; risk-free interest rate – 3.92% - 4.86%. Expected stock volatility is based on historical realized volatility. The expected term is the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date for issues with a term that approximates the remaining expected life used as the assumption in the model. The fair value of the option will continue to be remeasured at each financial reporting period date until vested. The related consulting expense is being recognized over the two year vesting period using the graded vesting method. The Company recognized $151,560 and $0 of expense in the three months ended March 31, 2006 and 2005, respectively, for these options.

NOTE 7 — COMPREHENSIVE LOSS

The component of comprehensive loss for the three months ended March 31, 2006 and 2005, is as follows:

	Three months ended March 31,
	2006	2005 (Restated)
Net loss	$(3,087,702)	$(1,264,296)
Other comprehensive loss for the period:
Change in unrealized net loss on short-term investments	(183)	—

Comprehensive loss for the period	$(3,087,885)	$(1,264,296)

Accumulated other comprehensive loss of $(905) equals the cumulative unrealized net gains and (losses) on short-term investments, which are the only components of other comprehensive loss included in the Company’s financial statements.

NOTE 8 — NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per share represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential common stock, except when the effect is anti dilutive. The weighted average shares for computing basic earnings (loss) per share, including those common shares subject to registration rights and potential liquidating damages classified on the balance sheet as temporary equity, were 35,187,799 for the three months ended March 31, 2006, and 32,837,443 for the three months ended March 31, 2005.

At March 31, 2006 and 2005, options and warrants to acquire 5,573,625 and 5,855,451 shares, respectively, of common stock, prior to the application of the treasury stock method, were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

NOTE 9 — SUBSEQUENT EVENTS

On April 21, 2006, the Company completed an offering of 2,370,100 shares of its common stock at $5.00 per share for gross proceeds of $11.9 million. Net proceeds of the offering were approximately $10.9 million after placement agent fees of approximately $711,000 and other direct and incremental offering costs. In connection with the offering, the Company also issued warrants to purchase 11,000 shares of its common stock to the placement agents at $7.50 per share, exercisable for five years. Taglich Brothers, Inc. acted as one of the placement agents in the offering and received placement agent fees of $511,030 and warrants to purchase 5,500 shares of common stock. Michael N. Taglich, the Company’s Chairman of the Board, is a principal of Taglich Brothers, Inc.

NOTE 10 — FUTURE COMMITMENTS

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

NOTE 11 — WARRANTS

During the three months ended March 31, 2006, a total of 76,871 warrants were exercised at a weighted average exercise price of $2.10 and 1,206 warrants were surrendered to satisfy the exercise price for net exercises resulting in the net issuance of 75,665 shares of common stock. The Company had the following warrants to purchase common stock outstanding at March 31, 2006:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
December 16, 2002	82,000	0.50	5 years	—	December 16, 2007
December 16, 2002	85,000	0.81	5 years	85,000	December 16, 2007
March 18, 2003	50,000	1.00	5 years	50,000	March 18, 2008
April 30, 2003	256,079	1.11	3 years	241,208	April 30, 2006
June 25, 2003	476,191	1.16	5 years	452,943	June 25, 2008
February 24, 2004	245,137	4.75	5 years	245,137	February 23, 2009
February 24, 2004	801,636	4.75	5 years	699,713	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010

Grand Total	2,821,043			2,599,001

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our 2005 annual report on Form 10-K.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report in Item 1A of Part II, and are detailed from time to time in our periodic reports filed with the SEC. We undertake no obligation to update any forward-looking statements, whether as a results of new information, future events or otherwise.

Overview

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs, and dietary supplement products that use our patented CDT technology. Our drug delivery business generates royalty revenue from CDT-based sales in the dietary supplement markets as well as licensing fees. Our net losses are likely to increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of our potential products. Our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform. Our results of operations going forward will be dependent on our ability to commercialize our products and technology and generate royalties, licensing fees, development fees, milestone and similar payments.

We have generated substantially all of our working capital though the sale of securities. On April 21, 2006, we completed a registered direct offering of 2,370,100 shares of common stock for gross proceeds of approximately $11.9 million, and net proceeds of approximately $10.9 million, after placement agent fees and other costs of the offering. Taglich Brothers, Inc. and Roth Capital Partners, LLC. acted as placement agents for the offering. In connection with this offering, we paid the placement agents $711,030 in cash and issued them warrants to purchase 11,000 shares of common stock at $7.50 per share, exercisable for five years. Of the fee paid to the placement agents, Taglich Brothers, Inc. received $511,030 in cash and warrants to purchase 5,500 shares of common stock. Michael N. Taglich, a member of our board of directors, is a principal of Taglich Brothers, Inc. The registered direct offering was completed under a shelf registration statement that was declared effective by the Securities and Exchange Commission in November 2005. Under this process, we may offer from time to time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million (including the $11.9 million from the April 2006 offering).

Restatement

In December 2005, we reassessed our accounting for warrants we issued in connection with our February 2004 financing. The restatement was made to reflect liquidated damage provisions provided under the registration rights agreement associated with the warrants and common shares issued in the private placement offering. Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” calls for financial instruments such as the warrants issued in the financing, to be accounted for as assets or liabilities at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The related asset or liability is then periodically marked-to-market at each financial statement date until equity treatment can be applied, at which time the value at the time is reclassified to equity. The possibility of a net cash settlement is presumed because the payment of liquidated damages is not deemed to be an economic settlement alternative to us. In addition, our ability to maintain effectiveness of our registration statement is not deemed to be completely within our control.

The effect of the restatement on our first quarter 2005 results of operations was to recognize a $503,544, or $0.01 per share, non-cash unrealized gain reflecting the impact of marking-to-market the fair value of the liability for the 724,713 warrants outstanding at March 31, 2005. As a result, our previously reported net loss of $1,767,850 or $0.05 per share for the quarter ended March 31, 2005, has been restated to $1,264,296, or $0.04 per share. We used the Black-Scholes option pricing model to estimate the fair value of the warrants. At March 31, 2006, 699,713 warrants remain subject to this accounting.

Critical Accounting Policies and Estimates

Since December 31, 2005, none of our critical accounting policies, or our application thereof, as more fully described in our annual report on Form 10-K for the year ended December 31, 2005, has significantly changed. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R) Share-Based Payment, which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005. In March 2005, a staff accounting bulletin No. 107 deferred the implementation dates for annual and interim periods beginning after December 15, 2005. As a result, this standard became effective for us beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to the recognition of employee stock based compensation at fair value. There are certain estimates and assumptions required in the determination of the value of stock compensation for both stock options and warrants. We use the Black-Scholes option pricing valuation model to determine the fair value of these options and warrants. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term and risk-free interest rates.

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method, requiring us to recognize expense related to the fair value of our share-based compensation awards. The share-based expense recognition includes two components, (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated as a result of adopting the provisions of SFAS 123R.

Prior to January 1, 2006, we accounted for our stock options granted under our 1995 Plan and 2004 Plan using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement No. 123. Under APB 25, compensation expense for employees and director stock options was based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. Any deferred compensation was amortized over the vesting period of the individual options, using the straight-line method. There were no material modifications made to the value of options granted prior to the adoption of SFAS 123R.

As a result of adopting the provisions of SFAS 123R, we recognized a non-cash compensation cost of $549,051 for the three months ended March 31, 2006. Basic and diluted earnings (loss) per share for this period would have been $(0.07), if we had not adopted SFAS 123R compared to reported basic and diluted earnings (loss) per share of $(0.09). We recognize compensation expense for stock option awards to employees and non-employee directors on a straight-line basis over the requisite service period of the award, which is generally the award’s vesting period of three years for employees and one year for non-employee directors. As of March 31, 2006, total unrecognized non-cash cost of $2,670,028 related to non-vested share-based compensation arrangements are expected to be recognized over a weighted-average future period of 1.64 years.

During the first quarter 2005, we applied the pro forma disclosure provisions of SFAS 123 to share-based compensation. For the three months ended March 31, 2005, our reported net loss, as restated, was $1,264,296, or $(0.04) per share. After giving effect to the share-based compensation expense, the pro forma net loss was $1,836,077, or $(0.06) per share.

For SFAS 123 and now under SFAS 123R, we use the Black-Scholes option valuation model to determine the fair value of granted stock options. Volatility assumptions used in the model are based on historical realized volatility. Under SFAS 123, we estimated that the expected life assumption for employee options was generally the contractual term of the option. However, since options granted to employees meet the definition of “plain vanilla” options defined in Staff Accounting Bulletin 107, under SFAS 123R, our estimate of expected life is based on applying the Securities and Exchange Commission’s shortcut method defined in SAB 107. The shortcut method estimates the expected term based on the midpoint between the vesting date and the end of the contractual term. Under SFAS 123 and now under SFAS 123R, the estimate of expected life for non-employee director’s awards is based on the contractual term of the award and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for issues with a term that approximates the expected life used as the assumption in the model.

No modifications were made to: (i) the type of instruments used in share-based compensation, (ii) the terms of share-based payment arrangements, or (iii) the outstanding share options, prior to the adoption of SFAS 123R.

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005 (Restated)

Revenues

Revenues consisted of royalty and licensing fee income from sales of products incorporating our CDT technology. Total revenues increased $5,388, or 6%, to $92,846 for the three months ended March 31, 2006, from $87,458 for the comparable 2005 period. This increase was primarily due to recognition of previously deferred licensing fee revenue of $19,231 associated with our license agreement with Wyeth Consumer Healthcare. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and is being amortized over the development period. The increase in licensing fees during the 2006 period was offset by a decrease of $13,843, or 16%, in royalty income primarily due to the transition of sales and marketing activities to our new alliance with Perrigo. Sales by Nutra, Inc., a significant distributor of certain of our CDT products during 2005, decreased to $17,049 in 2006 from $87,458 in the comparable 2005 period. As previously reported, in October 2005 we entered a strategic alliance with a subsidiary of the Perrigo Company pursuant to which Perrigo manufactures, markets, and sells certain dietary supplement products incorporating our CDT technology in the United States. The first product shipments from Perrigo occurred in February 2006 and revenue associated with those shipments will be recorded in future periods as Perrigo reports royalties to us. The impact of the decreased revenues from Nutra was partially offset by royalty income of $54,855 for the three months ended March 31, 2006, from sales by Nutraceutix, Inc., the buyer of our probiotics division. During the quarter ended March 31, 2005, royalty income from sales of $105,952 by Nutraceutix was applied to the note receivable from the sale of the probiotics division and was not included in revenue. Effective July 1, 2005, we began receiving royalties from Nutraceutix at a reduced rate.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased to $186,866 for the three months ended March 31, 2006, compared to $47,527 for the comparable period in 2005. This increase was primarily due to increases of $57,472 in salaries and wages, a $53,284 increase in advertising and promotion related expenses, and a $20,449 increase associated with the recognition of non-cash share-based compensation expense. Salaries and wages increased due to higher personnel and higher salaries. Additional expenses are planned as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased to $1,333,293 for the three months ended March 31, 2006, compared to $1,215,480 for the three months ended March 31, 2005. The increase reflected the recognition of $116,935 non-cash share-based compensation expense. We expect research and development expenses to continue to increase as we initiate additional clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased to $1,787,309 for the three months ended March 31, 2006, compared to $688,940 for the comparable period in 2005. The increase for 2006 was primarily due to increases in salaries and wages, non-cash equity-based compensation costs, expenses associated with compliance with the Sarbanes-Oxley Act of 2002, and higher insurance costs. Salaries and wages increased approximately $116,000 due to increased personnel and severance costs. Non-cash equity-based compensation costs increased by $411,667 due to the adoption of SFAS 123R and by $151,560 due to consulting expenses associated with the November 2005 advisory services agreement with Michael Taglich. Compliance costs associated with development and implementation of internal controls and compliance with Section 404 of the Sarbanes-Oxley Act contributed approximately $173,000 to the increase. Insurance expense increased approximately $108,000 due to expanded coverage.

Other Income (Expense), Net

Other income (expense) consists primarily of the unrealized gain (loss) on the fair value of warrants. Unrealized gain (loss) on fair value of warrants decreased to a $4,166 loss for the three months ended March 31, 2006 compared to a $503,554 gain for the comparable prior year period. The unrealized gain (loss) represents the change in fair value of the liability associated with warrants issued in connection with our February 2004 private placement. The fair value is estimated using the Black-Scholes option pricing model and the gain recorded during the three months ended March 31, 2005 resulted from a decline in the fair value of our common stock during that period. There was no significant change in the fair value of the warrants during the three months ended March 31, 2006. During the first quarter 2006, warrants to purchase 25,000 shares of our common stock were exercised resulting in a reclassification of $85,200 from the liability associated with the warrants to equity.

Net Loss

The net loss for the three months ended March 31, 2006, was $3,087,702 compared with a net loss of $1,264,296 for the comparable 2005 period. This increase was primarily due to our higher operating expenses and also from the change in the fair value of warrants accounted for as liabilities which resulted in a gain during the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, we had $11.5 million of working capital compared to $13.4 million as of March 31, 2005. We have accumulated net losses of approximately $39.4 million from our inception through March 31, 2006. With the net proceeds of $10.9 million from our April 2006 common stock offering, we believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operations at planned levels through 2007.

Cash flows from operating activities—Net cash used in operating activities for the three months ended March 31, 2006, was approximately $2.1 million compared to $2.1 million for the three months ended March 31, 2005. Expenditures remained substantially unchanged during this period because increased research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses in support of our operations and marketing expenses were offset by increases in accounts payable and collections of accounts receivable.

Cash flows from investing activities—Cash flows provided by investing activities of $1.5 million primarily represent the application of maturing short-term investments during the three months ended March 31, 2006, to fund operating activities. In addition, cash flows from investing activities for the three months ended March 31, 2006, included the receipt of $505,927 in note receivable payments from the buyer of our probiotics division.

Cash flows from financing activities—During the first quarter of 2006, we received cash of $413,634 from the exercise of warrants issued in connection with our 2003 financing and outstanding stock options. During the first quarter ended March 31, 2005, we generated cash from financing activities of $14,209,013 primarily from the net proceeds of our private placement of common stock in February 2005.

We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and continue to develop the infrastructure to support commercialization of our products. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products beyond 2007. We may not be able to secure additional financing on favorable terms, or at all. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, we may offer from time to time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.	Controls and Procedures

Changes in Internal Control Over Financial Reporting

As previously disclosed under Item 9A, Controls and Procedures, in our annual report on Form 10-K for the fiscal year ended December 31, 2005, management concluded that as of December 31, 2005, our internal accounting personnel did not maintain appropriate control to provide reasonable assurance that complex transactions are appropriately accounted for or that all disclosure requirements under generally accepted accounting principles are fulfilled. In this regard, our processes were not sufficient to ensure that appropriate consideration was given to the accounting implications of such transactions, that accounting conclusions regarding these transactions were analyzed and documented, or that all relevant financial statement disclosures required under generally accepted accounting principles were provided. Furthermore, the number of accounting personnel with sufficient experience was insufficient to assure that preparation and review of accounting analysis relating to such transactions was performed by different individuals.

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management determined that this control deficiency constituted a material weakness as of December 31, 2005. Because of the material weakness described above, management concluded in our annual report on Form 10-K that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on criteria in Internal Control — Integrated Frameworks issued by the COSO.

Our management has identified and implemented the following steps necessary to address the material weakness described above:

•	On December 15, 2005, we replaced our principal financial officer with an interim chief financial officer to provide a higher level of leadership and experience for the finance and accounting group.

•	We hired additional accounting personnel, including an assistant controller, and engaged outside contractors to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

•	We continued to work with an independent third party to assist our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

•	During the first quarter of 2006, we implemented additional processes and procedures and have effected a reorganization of our accounting and finance department in an effort to assure adequate review of complex, non-routine transactions.

•	We retained a specialized consultant to assist in our accounting for employee stock-based compensation under SFAS 123R.

We are in the process of developing procedures for testing of the remediated controls to determine if the material weakness has been remediated and we expect that testing of these controls will be substantially completed by the end of our third quarter of our 2006 fiscal year. We will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

Other than as described above, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our president and chief executive office and our chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report, because of the material weakness described above.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

This quarterly report on Form 10-Q contains forward looking statements that involve risks and uncertainties. Our business, operating results, financial performance, and share price may be materially adversely affected by a number of factors, including but not limited to the following risk factors, any one of which could cause actual results to vary materially from anticipated results or from those expressed in any forward-looking statements made by us in this quarterly report on Form 10-Q or in other reports, press releases or other statements issued from time to time. Additional factors that may cause such a difference are set forth elsewhere in this quarterly report on Form 10-Q.

We have incurred substantial operating losses since we started doing business and we expect to continue to incur substantial losses in the future, which may negatively impact our ability to run our business.

We have incurred net losses since 2000, including net losses of $8.9 million in 2005, and $5.7 million in 2004 and $8.7 million in 2003. We have accumulated net losses of approximately $39.4 million from our inception through March 31, 2006, and we expect to continue to incur significant operating losses in the future.

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

We do not have sufficient cash to fund the development of our drug delivery operations beyond 2007. If we are unable to obtain additional equity or debt financing in the future, we will be required to reduce the scope of our business or cease our operations.

With the net proceeds of our April 2006 sale of common stock, we had approximately $22.6 million in cash, cash equivalents and short-term investments as of April 21, 2006, which we believe will be sufficient to fund our drug delivery business at current levels through 2007. We plan to raise additional capital to fund operations, conduct clinical trials, continue research and development projects and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

We also rely on academic institutions and clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We have less control over the timing and other aspects of these clinical trials than if we conducted the monitoring and supervision on our own. Third parties may not perform their responsibilities for our clinical trials on our anticipated schedule or consistent with a clinical trial protocol.

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

Each OTC or pharmaceutical product developed by us will require a separate costly and time consuming regulatory approval before we or our collaborators can manufacture and sell it in the United States or internationally. The regulatory process to obtain market approval for a new drug takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and obtaining regulatory approval. As a result, we believe we will rely primarily on third party contractors to obtain regulatory approval, which means we will have less control over the timing and other aspects of the regulatory process than if we had our own expertise in this area. Third parties may not perform their responsibilities on our anticipated schedule or consistent with our priorities.

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical data to demonstrate compliance with, or upon the failure of the product to meet the FDA’s requirements for safety, efficacy, quality, and/or bioequivalence, and those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of an NDA or ANDA, the FDA may deny the application, may require additional testing or data, and/or may require post marketing testing and surveillance to monitor the safety or efficacy of a product. In addition, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of products incorporating our controlled release technology.

Certain products incorporating our technology will require the filing of an NDA. A full NDA must include complete reports of preclinical, clinical and other studies to prove adequately that the product is safe and effective, which involves, among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA-approved immediate release products, we may be able to rely on existing publicly available safety and efficacy data to support an NDA for controlled release products under Section 505(b)(2) of the FDCA when such data exists for an approved immediate release or controlled release version of the same active chemical ingredient. We can provide no assurance, however, that the FDA will accept a Section 505(b)(2) NDA, or that we will be able to obtain publicly available data that is useful. The Section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA’s policies on Section 505(b)(2) have not yet been fully developed. There can be no assurance that the FDA will approve an application submitted under Section 505(b)(2) in a timely manner or at all. Our inability to rely on the 505(b)(2) process would increase the cost and extend the time frame for FDA approvals.

We face intense competition in the drug delivery business, and our failure to compete effectively would decrease our ability to generate meaningful revenues from our products.

The drug delivery business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of controlled-release drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Some of our direct competitors in the drug delivery industry include Alza, Andrx, Biovail, Impax Laboratories, Labopharm, Penwest and SkyePharma.

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

We also may incur significant costs in complying with environmental laws and regulations. We are subject to federal, state, local and other laws and regulations governing the use, manufacture, storage, handling and disposal of materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident occurs, we could be held liable for any damages that result and these damages could exceed our resources.

If we cannot establish collaborative arrangements with leading individuals, companies and research institutions, we may have to discontinue the development and commercialization of our products.

We have limited experience in conducting full scale clinical trials, preparing and submitting regulatory applications or manufacturing and selling pharmaceutical products. In addition, we do not have sufficient resources to fund the development, regulatory approval and commercialization of our products. We expect to seek collaborative arrangements and alliances with corporate and academic partners, licensors and licensees to assist with funding research and development, to conduct clinical testing, and to provide manufacturing, marketing, and commercialization of our product candidates. We may rely on collaborative arrangements to obtain the regulatory approvals for our products.

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

We principally rely on patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. We own or have exclusive rights to several U.S. patents and patent applications and we expect to apply for additional U.S. and foreign patents in the future. The patent positions of pharmaceutical, nutraceutical and bio-pharmaceutical firms, including ours, are uncertain and involve complex legal and factual questions for which important legal issues are largely unresolved. The coverage claimed in our patent applications can be significantly reduced before a patent is issued, and the claims allowed on any patents or trademarks we hold may not be broad enough to protect our technology. In addition, our patents or trademarks may be challenged, invalidated or circumvented, or the patents of others may impede our collaborators’ ability to commercialize the technology covered by our owned or licensed patents.

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

We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, advisors and collaborators. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

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

In addition, we are dependent upon the continued availability of Dr. Reza Fassihi, a member of our board of directors, with whom we have a consulting agreement. The agreement expires December 31, 2006, but may be terminated by either of party on 30-days’ notice. If our relationship with Dr. Fassihi is terminated, we could experience a negative impact on our ability to develop and commercialize our CDT technology.

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

We may be subject to additional laws or regulations in the future, such as those administered by the FDA or other federal, state or foreign regulatory authorities. Laws or regulations that we consider favorable, such as the Dietary Supplement Health and Education Act, DSHEA, may be repealed. Current laws or regulations may be interpreted more stringently. We are unable to predict the nature of such future laws, regulations or interpretations, nor can we predict what effect they may have on our business. Possible effects or requirements could include the following:

•	The reformulation of certain products to meet new standards;

•	The recall or discontinuance of certain products unable to be reformulated;

•	Imposition of additional record keeping requirements;

•	Expanded documentation of the properties of certain products; or

•	Expanded or different labeling, or scientific substantiation.

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

The rising cost of healthcare and related pharmaceutical product pricing has led to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.

Any of our products that have been or in the future are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third-party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar, regulatory and legislative issues in most other countries outside the United States.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of April 21, 2006, 37,694,276 shares of our common stock were outstanding, and there were 5,524,625 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Sales of a large number of shares could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2006, we issued warrants to purchase 11,000 shares of common stock at $7.50 per share, exercisable until April 17, 2011, to Taglich Brothers, Inc. and Roth Capital Partners, LLC. in connection with services as placement agents for our registered direct offering of common stock. We relied on Section 4(2) of the Securities Act of 1933 for an exemption from registration for the issuance of the warrants to the placement agents.

Item 6.	Exhibits

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Severance Agreement and Release between the Company and Gail T. Vitulli dated February 7, 2006	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, INC.

Date: May 8, 2006	By:	/s/ Daniel O. Wilds
Daniel O. Wilds Chief Executive Officer and President (Principal Executive Officer)

Date: May 8, 2006	By:	/s/ Richard M. Levy
Richard M. Levy Interim Chief Financial Officer and Vice President -Finance (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Severance Agreement and Release between the Company and Gail T. Vitulli dated February 7, 2006	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X