Form 10-Q
period 2006-06-30
SCOLR Pharma, Inc.
filed 2006-08-07
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of August 1, 2006
Common Stock, par value $0.001	37,976,699

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$18,943,270	$10,928,442
Short-term investments	2,010,218	2,391,775
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	216,373	196,177
Interest and other receivables	30,583	22,116
Current portion of notes receivable	—	505,927
Prepaid expenses	642,585	285,230

Total current assets	21,843,029	14,329,667
Property and Equipment — net of accumulated depreciation of $719,570 and $587,136, respectively	775,336	846,573
Other Assets
Intangible assets — net of accumulated amortization of $284,946 and $302,439, respectively	348,551	503,847

	$22,966,916	$15,680,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of capital lease obligations	$—	$3,137
Accounts payable — trade	210,549	210,733
Accrued expenses	889,586	467,471
Deferred revenue	211,538	250,000

Total current liabilities	1,311,673	931,341
Fair value of warrants to purchase common stock	1,510,013	2,230,457

Total liabilities	2,821,686	3,161,798
Commitments and Contingencies — Note 11
Temporary equity—common stock, $0.001 par value, 2,397,400 and 2,436,500 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	9,000,704	9,147,484
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value, 37,976,699 and 35,024,802 issued and outstanding (including shares subject to registration rights classified as temporary equity) as of June 30, 2006 and December 31, 2005, respectively	35,579	32,588
Additional paid-in capital	52,777,434	39,649,387
Accumulated other comprehensive loss	(1,393)	(722)
Accumulated deficit	(41,667,094)	(36,310,448)

Total stockholders’ equity	11,144,526	3,370,805

	$22,966,916	$15,680,087

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenues
Licensing fees	$19,231	$—	$38,461	$—
Royalty income	259,948	155,834	333,564	243,292

Total Revenues	279,179	155,834	372,025	243,292
Operating expenses
Marketing and selling	188,628	87,823	375,495	135,351
Research and development	1,625,949	1,429,034	2,959,242	2,644,514
General and administrative	1,512,946	667,757	3,300,255	1,356,697

Total operating expenses	3,327,523	2,184,614	6,634,992	4,136,562

Loss from operations	(3,048,344)	(2,028,780)	(6,262,967)	(3,893,270)
Other income (expense)
Unrealized gain on fair value of warrants	639,409	658,802	635,243	1,162,356
Interest income	233,510	122,237	364,747	197,738
Interest expense	—	(1,898)	(159)	(4,145)
Other	(93,519)	34,137	(93,510)	57,522

	779,400	813,278	906,321	1,413,471

NET LOSS	$(2,268,944)	$(1,215,502)	$(5,356,646)	$(2,479,799)

Net loss per share, basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.08)
Shares used in computing basic and diluted net loss per share	37,340,852	34,551,703	36,270,273	32,182,734

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005 (Restated)
Cash flows from operating activities:
Net loss	$(5,356,646)	$(2,479,799)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	172,810	163,457
Unrealized (gain) on fair value of warrants	(635,243)	(1,162,356)
Share-based compensation for non-employee services	225,534	—
Share-based compensation for employee services	1,144,509	30,000
Write-off of long-term assets	152,860	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	(28,663)	(13,294)
Prepaid expenses and other current assets	(246,009)	(100,639)
Accounts payable	(184)	(558,151)
Accrued liabilities and deferred revenue	383,653	90,719

Net cash (used in) operating activities	(4,187,379)	(4,030,063)

Cash flows from investing activities:
Payments on note receivable	505,927	207,528
Purchase of property and equipment, net	(61,197)	(62,491)
Patent and technology rights expenditures	(37,940)	(19,129)
Purchase of short-term investments	(2,405,793)	—
Maturities of short-term investments	2,786,679	—

Net cash provided by investing activities	787,676	125,908

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(3,137)	(26,405)
Proceeds from issuance of common stock, net	10,813,717	14,078,837
Proceeds from exercise of options and warrants	603,951	288,800

Net cash provided by financing activities	11,414,531	14,341,232

Net increase in cash and cash equivalents	8,014,828	10,437,077
Cash and cash equivalents at beginning of period	10,928,442	6,758,860

Cash and cash equivalents at end of period	$18,943,270	$17,195,937

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$159	$4,145
Supplemental schedule of non-cash financing information
Issuance of warrants in connection with equity financing	$29,483	$194,899
Other comprehensive loss	$(671)	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR Pharma, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2005, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2005.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications relate to other income items previously classified as interest income in the Statement of Operations for the six months ended June 30, 2005, and proceeds from exercise of options and warrants previously classified as proceeds from issuance of common stock, net on the Statement of Cash Flows for the six months ended June 30, 2005.

Share-Based Compensation

At June 30, 2006, the Company has a 2004 Equity Incentive Plan, which is described more fully in Note 8. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense for employee and director stock options was based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Any deferred compensation was amortized over the vesting period of the individual options, using the straight-line method.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the six months ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated as a result of adopting SFAS 123R. See Note 8 to the Company’s financial statements for further detail, including the impact of the adoption on its results of operations.

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

NOTE 2 — RESTATEMENT

In December 2005, the Company reassessed its accounting for the warrants issued in connection with its February 2004 financing. The restatement was made to reflect liquidated damage provisions provided under the registration rights agreement associated with the warrants and common shares issued in the private placement offering. Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”), and interpretations thereof call for financial instruments such as the warrants issued in the Company’s 2004 financing to be accounted for as liabilities at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The related liability is then periodically marked-to-market at each financial statement date until equity treatment can be applied, at which time the value at the time is reclassified to equity. The possibility of a net cash settlement is presumed because the settlement of the warrants by issuance of unregistered shares and the payments of liquidated damages is not deemed to be an economic settlement alternative to the Company. Lastly, the ability of the Company to maintain effectiveness of its registration statement is not deemed to be completely within its control.

The effect of the restatement on the results of operations for the three months ended June 30, 2005, was to recognize a $658,802, or $0.01 per share, non-cash unrealized gain reflecting the impact of marking-to-market the fair value of the liability for 724,713 warrants outstanding at June 30, 2005. As a result, the Company’s previously reported net loss of $1,874,304, or $0.05 per share for the quarter ended June 30, 2005, has been restated to $1,215,502, or $0.04 per share. The Company used the Black-Scholes option pricing model to estimate the fair value of the warrants.

The effect of the restatement on the results of operations for the six months ended June 30, 2005, was to recognize a $1,162,356 or $0.03 per share, non-cash unrealized gain reflecting the impact of marking-to-market the fair value of the liability. As a result, the Company’s previously reported net loss of $3,642,155 or $0.11 per share for the six months ended June 30, 2005, has been restated to $2,479,799 or $0.08 per share. At June 30, 2006, 699,713 warrants remain subject to this accounting.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENT

There were no new accounting pronouncements issued during the three months ended June 30, 2006 that had a material impact on the Company.

NOTE 4 — FINANCING EVENT

On April 21, 2006, the Company completed an offering of 2,370,100 shares of its common stock at $5.00 per share for gross proceeds of $11.9 million. Net proceeds of the offering were approximately $10.8 million after placement agent fees of approximately $711,000 and other direct and incremental offering costs. Taglich Brothers, Inc. and Roth Capital Partners, LLC acted as placement agents for the offering. In connection with the offering, the Company also issued warrants to purchase 11,000 shares of its common stock at $7.50 per share to the placement agents, exercisable for five years, and valued at $29,483 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 62%; term of five years; risk-free interest rate of 4.92%; and 0% dividend yield. Taglich Brothers, Inc. acted as one of the placement agents in the offering and received placement agent fees of $511,030 and warrants to purchase 5,500 shares of common stock. Michael N. Taglich, the Company’s Chairman of the Board, is a principal of Taglich Brothers, Inc.

NOTE 5 — LIQUIDITY

The Company incurred a net loss of approximately $5.4 million for the six months ended June 30, 2006, and used cash of approximately $4.2 million in operations. Cash flows provided by investing activities of $787,676 primarily represent the receipt of $505,927 in note receivable payments from the buyer of the Company’s probiotics division and the application of maturing short-term investments. Cash flows from financing activities of $11.4 million for the six months ended June 30, 2006, primarily reflect $10.8 million net proceeds from the April 2006 offering of 2,370,100 shares of the Company’s common stock at $5.00 per share (see Note 4 “Financing Event”) and proceeds from the exercise of outstanding stock options and warrants issued in prior years.

The Company had approximately $21.0 million in cash, cash equivalents and short-term investments at June 30, 2006. The Company has a history of recurring losses and plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are expected to continue as it continues preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its drug delivery business at planned levels through late 2007. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

On a longer term basis, the Company plans to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and to commercialize its product candidates. In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations and may delay, modify or cancel research and development projects.

NOTE 6 — NOTE RECEIVABLE

In January 2006, the Company received payment in full of the $505,927 note receivable from Nutraceutix, Inc., the buyer of the Company’s probiotic development and manufacturing business.

NOTE 7 — WRITE-OFF OF LONG TERM ASSETS

In 2006, the Company reviewed its strategy related to patent initiatives and determined not to pursue further research and development in certain areas. As a result, capitalized costs associated with certain patent filings have been written-off and an expense of $59,277 was recognized in the three months ended June 30, 2006. In addition, the Company expensed $93,583 related to payments made for modification of certain licensing agreements which were previously capitalized, the impact of which is considered immaterial to the results of operations for the three and six months ended June 30, 2006.

NOTE 8 — STOCK OPTIONS

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

The 2004 Plan initially authorized the issuance of up to 2,000,000 shares of common stock, plus 388,441 shares which were previously reserved for issuance under the 1995 Plan not subject to outstanding options. On June 8, 2006, the

Company’s stockholders approved a 2,000,000 share increase in the maximum aggregate number of shares that may be issued under the 2004 Equity Incentive Plan. Further, the number of shares authorized for issuance under the 2004 Plan will be increased by up to an additional 1,049,283 shares subject to options issued and outstanding under the 1995 Plan as of June 30, 2006, which expire or otherwise terminate for any reason without having been exercised in full. If any award under the 2004 Plan, or any award previously issued and outstanding under the 1995 Plan, expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares underlying the award will again become available for issuance under the 2004 Plan. As of June 30, 2006, the Company had 2,158,736 shares available for future grants under the 2004 Plan.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified-prospective-transition method as permitted by SFAS 123R and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three and six months ended June 30, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted subsequent to December 31, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is the vesting period.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006, was $595,458 and $1,144,509 greater than it would have been respectively, had the Company continued to account for employee share-based compensation under APB 25. Basic and diluted net loss per share for the three and six months ended June 30, 2006 are ($0.02) and ($0.03) greater, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

The following table sets forth the aggregate share-based compensation expense resulting from stock options issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the three and six months ended June 30, 2006.

	June 30, 2006
	Three Months Ended,	Six Months Ended,
Share-based compensation:
Marketing and selling	$29,091	$49,540
Research and development	148,455	265,391
General and administrative	417,912	829,578

Share-based compensation for employees	595,458	1,144,509
General and administrative, non-employee services	31,374	182,934
Marketing, non-employee services	42,600	42,600

Total share-based compensation expense	$669,432	$1,370,043

The share-based compensation expense classified as Marketing and selling and Marketing, non-employee services reflects option grants to employees in the marketing department and an outside consultant, respectively. There is no performance condition associated with these grants and no consideration was received for the options.

SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, required companies that chose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for share-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options was amortized on a straight-line basis over the related vesting periods.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and six months ended June 30, 2005:

	June 30, 2005
	Three Months Ended, (Restated)	Six Months Ended, (Restated)
Net loss, as reported	$(1,215,502)	$(2,479,799)
Employee stock-based compensation expense determined under fair-value based method	(540,429)	(1,267,302)
Employee stock-based compensation expense included in reported net loss	15,000	30,000

Pro forma net loss	$(1,740,931)	$(3,717,101)

Net loss per share
As reported	$(0.04)	$(0.08)
Pro forma	$(0.05)	$(0.12)

The fair value of share-based awards is estimated using the Black-Scholes option pricing model with the following assumptions for the six months ended June 30,

	June 30, Six Months Ended Black- Scholes Model Assumptions
	2006	2005
Expected volatility	62% – 63%	63% – 69%
Expected dividend yield	0%	0%
Risk-free interest rate	4.3% – 5.0%	4.0% – 4.6%
Expected life	6 – 10.0 years	10.0 years

The Company’s computation of expected volatility is based on historical realized volatility. Prior to the implementation of SFAS 123R, the Company estimated that the expected lives of all options were equal to their contractual term. The options granted to employees meet the definition of “plain vanilla” options defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Therefore, management utilizes the shortcut method described in SAB 107 in determining the expected life of employee options. The shortcut method estimates the expected term based on the midpoint between the vesting date and the end of the contractual term. The Company’s computation of expected life for non-employee director’s awards and for outside consultant awards under SFAS 123R continues to be based on the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for issues with a term that approximates the expected life used as the assumption in the model.

A summary of the Company’s stock option plan activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,018,124	$2.89	—	—
Granted	580,000	$5.76	—	—
Exercised	(298,721)	$1.24	—	—
Forfeited	(72,291)	$4.05	—	—

Outstanding at June 30, 2006	3,227,112	$3.54	7.7	$5,108,969

Outstanding vested or expected to vest options at June 30, 2006	3,197,517	$3.53	7.6	$5,069,231
Options exercisable at June 30, 2006	1,987,775	$2.75	6.7	$4,462,356

Cash received from options exercised were $107,107 and $182,300 for the three months ended June 30, 2006, and 2005, and $369,687 and $288,800 for the six months ended June 30, 2006, and 2005, respectively. No actual tax benefit was realized for tax deductions from option exercise of the share-based payment arrangements because the Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of realization of such assets. The Company has a policy of issuing new shares to satisfy share option exercises.

The weighted-average grant date fair value of equity options granted during the six months ended June 30, 2006, and 2005 was $3.81 and $3.34, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was $1,406,113 and $1,399,103, respectively.

As of June 30, 2006, there was $3,381,042 total unrecognized non-cash compensation cost related to non-vested options granted under the 1995 Plan and 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.81 years.

In April 2006, the Company awarded 10,000 non-transferable and immediately vested stock options to an independent consultant as compensation for sales services. The compensation was for services rendered prior to the date of the award and no further services were required to be rendered and no performance condition was required to be met before the options became fully exercisable. The options, which have a ten-year term, were issued under the 2004 Equity Plan and can only be settled through exercise and issuance of the Company’s common shares. They have been classified as equity and accounted for in accordance with SFAS 123R, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 00-18, Accounting for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The fair value of the options at the date of grant, of $4.26 per share, was determined using the Black-Scholes model with the following assumptions: stock volatility – 62%; expected dividend yield – 0%; expected term – 10.0 years; risk-free interest rate – 5.0%. Expected stock volatility is based on historical realized volatility. The expected term is the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for issues with a term that approximates the expected life used as the assumption in the model. The total related consulting expense of $42,600 for the three and six months ended June 30, 2006, was recognized as marketing expense.

In 2005, the Company entered into an advisory services agreement with Michael N. Taglich, a member of its board of directors, relating to services provided by Mr. Taglich as a consultant. Under the terms of the agreement, the Company granted to Mr. Taglich a non-transferable option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.61. The option, which vests in equal monthly increments over the two-year period of the service agreement beginning in 2005, has a ten-year term and is subject to variable accounting in accordance with the EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As of June 30, 2006, 29,167 shares were fully vested. The fair value of the options as of June 30, 2006, of $3.88 per share, was determined using the Black-Scholes model with the following assumptions: weighted average stock volatility – 61%; expected dividend yield 0%; expected term – 10.0 years; risk-free interest rate – 3.9% - 5.2%. Expected stock volatility is based on historical realized volatility. The expected term is the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date for issues with a term that approximates the remaining expected life used as the assumption in the model. The fair value of the option will continue to be remeasured at each financial reporting period date until vested. The related consulting expense is being recognized over the two year vesting period using the graded vesting method. The Company recognized $31,374 and $182,934 of expense for the three and six months ended June 30, 2006, respectively, and $0.00 of expense for the three and six months ended June 30, 2005, respectively, for these options.

NOTE 9 — COMPREHENSIVE LOSS

The component of comprehensive loss for the three and six months ended June 30, 2006 and 2005, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Net loss	$(2,268,944)	$(1,215,502)	$(5,356,646)	$(2,479,799)
Other comprehensive loss for the period:
Change in unrealized net loss on short-term investments	(488)	—	(671)	—

Comprehensive loss for the period	$(2,269,432)	$(1,215,502)	$(5,357,317)	$(2,479,799)

Accumulated other comprehensive loss of $(1,393) equals the cumulative unrealized net gains and (losses) on short-term investments, which are the only components of other comprehensive loss included in the Company’s financial statements.

NOTE 10 — NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per share represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential common stock, except when the effect is anti dilutive. The weighted average shares for computing basic earnings (loss) per share, including those common shares subject to registration rights and potential liquidating damages classified on the balance sheet as temporary equity, were 37,340,852 and 36,270,273 for the three and six months ended June 30, 2006, and 34,551,703 and 32,182,734 for the three and six months ended June 30, 2005.

At June 30 2006, and 2005, options and warrants to acquire 5,595,905 and 5,675,194 shares, respectively, of common stock, prior to the application of the treasury stock method, were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

NOTE 11 — FUTURE COMMITMENTS

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

NOTE 12 — WARRANTS

During the three and six months ended June 30, 2006, a total of 241,208 and 318,079 warrants were exercised, respectively, including 33,797 and 35,003 warrants surrendered to satisfy the exercise price for net exercises resulting in the net issuance of 207,411 and 283,076 shares of common stock. The weighted average exercise price for the three and six month periods ended June 30, 2006, was $1.11 and $1.35, respectively. The Company had the following warrants to purchase common stock outstanding at June 30, 2006:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
December 16, 2002	85,000	0.81	5 years	85,000	December 16, 2007
March 18, 2003	50,000	1.00	5 years	50,000	March 18, 2008
June 25, 2003	476,191	1.16	5 years	452,943	June 25, 2008
February 24, 2004	245,137	4.75	5 years	245,137	February 23, 2009
February 24, 2004	801,636	4.75	5 years	699,713	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2016

Grand Total	2,493,964			2,368,793

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

NOTE 13 — SUBSEQUENT EVENTS

On July 11, 2006, the Company completed an amendment to the license agreement with Temple University dated September 6, 2000, relating to the Company rights to U.S. Patent No. 6,090,411 (the salt patent). The amendment provides for a reduction in the amount of the royalty for sales of prescription drugs covered by the license as well as a reduction in the annual license maintenance fee payable to Temple University. Under the terms of Temple University’s development policy, the inventors of the patent receive 50% of the royalty payments received by the University. In connection with the amendment to the license agreement, we paid $400,000 in cash to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of the Company’s board of directors, and the inventors agreed to waive their rights to payment of future royalties received by Temple University based on sales of prescription drugs as well as the portion of the annual license maintenance fee attributable to prescription drugs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our 2005 annual report on Form 10-K.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report in Item 1A of Part II, and are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements, whether as a results of new information, future events or otherwise.

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

We have generated substantially all of our working capital though the sale of securities. On April 21, 2006, we completed a registered direct offering of 2,370,100 shares of common stock for gross proceeds of approximately $11.9 million, and net proceeds of approximately $10.8 million, after placement agent fees and other costs of the offering. The registered direct offering was completed under a shelf registration statement that was declared effective by the Securities and Exchange Commission in November 2005. Under this process, we may offer from time to time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million (including the $11.9 million from the April 2006 offering).

Restatement

In December 2005, we reassessed our accounting for warrants we issued in connection with our February 2004 financing. The restatement was made to reflect liquidated damage provisions provided under the registration rights agreement associated with the warrants and common shares issued in the private placement offering. Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” calls for financial instruments such as the warrants issued in the financing, to be accounted for as liabilities at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The related liability is then periodically marked-to-market at each financial statement date until equity treatment can be applied, at which time the current value is reclassified to equity. The possibility of a net cash settlement is presumed because the payment of liquidated damages is not deemed to be an economic settlement alternative to us. In addition, our ability to maintain effectiveness of our registration statement is not deemed to be completely within our control.

The effect of the restatement on our second quarter 2005 results of operations was to recognize a $658,802, or $0.01 per share, non-cash unrealized gain reflecting the impact of marking-to-market the fair value of the liability for the 724,713 warrants outstanding at June 30, 2005. As a result, our previously reported net loss of $1,874,304 or $0.05 per share for the quarter ended June 20, 2005, has been restated to $1,215,502, or $0.04 per share. We used the Black-Scholes option pricing model to estimate the fair value of the warrants.

The effect of the restatement on our results of operations for the six months ended June 30, 2005, was to recognize a $1,162,356 or $0.03 per share, non-cash unrealized gain reflecting the impact of marking-to-market the fair value of the liability. As a result, our previously reported net loss of $3,642,155 or $0.11 per share for the six months ended June 30, 2005, has been restated to $2,479,799 or $0.08 per share. At June 30, 2006, 699,713 warrants remain subject to this accounting.

Critical Accounting Policies and Estimates

Since December 31, 2005, none of our critical accounting policies, or our application thereof, as more fully described in our annual report on Form 10-K for the year ended December 31, 2005, has significantly changed other than the adoption of SFAS 123R discussed below. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123(R) Share-Based Payment, which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005. In March 2005, an SEC Staff Accounting Bulletin No. 107 deferred the implementation dates for annual and interim periods beginning after December 15, 2005. As a result, this standard became effective for us beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB 25, and the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to the recognition of employee stock based compensation at fair value. There are certain estimates and assumptions required in the determination of the value of stock compensation for both stock options and warrants. We use the Black-Scholes option pricing valuation model to determine the fair value of these options and warrants. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term and risk-free interest rates.

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified-prospective-transition method, requiring us to recognize expense related to the fair value of our share-based compensation awards. The share-based expense recognition includes two components: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Results for prior periods have not been restated as a result of adopting the provisions of SFAS 123R.

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

As a result of adopting the provisions of SFAS 123R, we recognized a non-cash compensation cost of $595,458 and $1,144,509 for the three and six months ended June 30, 2006. Basic and diluted earnings (loss) per share for this period are $(0.02) and $(0.03) greater than they would have been, respectively, if we had not adopted SFAS 123R. We recognize compensation expense for stock option awards to employees and non-employee directors on a straight-line basis over the requisite service period of the award, which is generally the award’s vesting period of three years for employees and one year for non-employee directors. As of June 30, 2006, total unrecognized non-cash cost of $3,381,042 related to non-vested share-based compensation arrangements are expected to be recognized over a weighted-average future period of 1.81 years.

During the three and six months ended June 30. 2005, we applied the pro forma disclosure provisions of SFAS 123 to share-based compensation. For the three and six months ended June 30, 2005, our reported net loss, as restated, was $1,215,502, or $(0.04) per share and $2,479,799, or $(0.08) per share, respectively. After giving effect to the share-based compensation expense, the pro forma net loss for the three and six months ended June 30, 2005, was $1,740,931, or $(0.05) per share, and $3,717,101, $(0.12) per share, respectively.

For SFAS 123 and now under SFAS 123R, we use the Black-Scholes option valuation model to determine the fair value of granted stock options. Volatility assumptions used in the model are based on historical realized volatility. Under SFAS 123, we estimated that the expected life assumption for employee options was generally the contractual term of the option. However, since options granted to employees meet the definition of “plain vanilla” options defined in Staff Accounting Bulletin 107, under SFAS 123R, our estimate of expected life is based on applying the Securities and Exchange Commission’s shortcut method defined in SAB 107. The shortcut method estimates the expected term based on the midpoint between the vesting date and the end of the contractual term. Under SFAS 123 and now under SFAS 123R, the estimate of expected life for non-employee director’s awards and awards to outside consultants is based on the contractual term of the award and the risk-free interest rate for all awards is based on the U.S. Treasury yield curve in effect at the time of the grant for issues with a term that approximates the expected life used as the assumption in the model.

No modifications were made to: (i) the type of instruments used in share-based compensation, (ii) the terms of share-based payment arrangements, or (iii) the outstanding share options, prior to the adoption of SFAS 123R.

In April 2006, we awarded 10,000 non-transferable and immediately vested stock options to an independent consultant as compensation for sales services. The compensation was for services rendered prior to the date of the award and no further services were required to be rendered and no performance condition was required to be met before the options became fully exercisable. The options, which have a ten-year term, were issued under the 2004 Equity Plan and can only be settled through exercise and issuance of the Company’s common shares. They have been classified as equity and accounted for in accordance with SFAS 123R, EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 00-18, Accounting for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The fair value of the options at the date of grant, of $4.26 per share, was determined using the Black-Scholes model with the following assumptions: stock volatility – 62%; expected dividend yield – 0%; expected term – 10.0 years; risk-free interest rate – 5.0%. Expected stock volatility is based on historical realized volatility. The expected term is the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for issues with a term that approximates the expected life used as the assumption in the model. The total related consulting expense of $42,600 for the three and six months ended June 30, 2006, was recognized as marketing expense.

Write-off of Long-Term Assets

During the second quarter 2006, we reviewed our strategy related to patent initiatives and determined not to pursue further research and development in certain areas. As a result, capitalized costs associated with certain patent filings have been written-off and an expense of $59,277 was recognized in the three months ended June 30, 2006. In addition, we expensed $93,583 related to payments for modification of certain licensing agreements which were previously capitalized, the impact of which is considered immaterial to the results of operations for the three and six months ended June 30, 2006.

Results of Operations

Comparison of the Three Months Ended June 30, 2006 and 2005 (Restated)

Revenues

Revenues consisted of royalty and licensing fee income from sales of products incorporating our CDT technology. Total revenues increased to $279,179 for the three months ended June 30, 2006, compared to $155,834 for the same period in 2005. This increase was primarily due to recognition of $214,116 of royalty income attributable to our alliance with Perrigo. As previously reported, in October 2005 we entered a strategic alliance with a subsidiary of the Perrigo Company pursuant to which Perrigo manufactures, markets, and sells certain dietary supplement products incorporating our CDT technology in the United States. The increase in royalty income was offset by: (i) a $94,346 decrease in sales by Nutra, Inc., due to the transition of sales and marketing activities to our new alliance with Perrigo, and (ii) a $10,681 decrease in revenue recognized for sales from Nutraceutix, Inc., the buyer of our probiotics division. Effective July 1, 2005, we began receiving royalties from Nutraceutix at a reduced rate. During the three months ended June 30, 2005, royalty receipts of $61,843 from Nutraceutix were applied to the note receivable from the sale of our probiotics division and were not recognized as royalty income.

Licensing fees increased $19,231 during the three months ended June 30, 2006, due to the recognition of previously deferred licensing fee revenue associated with our license agreement with Wyeth Consumer Healthcare. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and is being amortized over the development period.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased to $188,628 for the three months ended June 30, 2006, compared to $87,823 for the same period in 2005. The increase for 2006 was primarily due to increases of $34,343 in salaries and wages, a $42,600 increase in non-cash share-based compensation expense for a consultant, and a $29,091 increase associated with the recognition of non-cash share-based compensation expense for employees. These increases were slightly offset by a $16,071 decrease in advertising and promotion expenses. Salaries and wages increased due to additional personnel and higher salaries. Additional expenses are planned as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased to $1,625,949 for the three months ended June 30, 2006, compared to $1,429,034 for the three months ended June 30, 2005. The increase for 2006 reflects the recognition of $148,455 non-cash share-based compensation expense, $59,277 increase in legal costs, and $39,336 increase in rent. These expense increases were offset by a $116,535 decrease in clinical trial expenses. The increased legal costs resulted from the write-off of certain capitalized patent costs for discontinued research and development initiatives. Increased rent expense reflects the cost associated with the lease of additional space at our existing facility. The lower clinical trials expenses are attributable to the timing of certain clinical trials. We expect future research and development expenses to increase as we initiate additional clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased to $1,512,946 for the three months ended June 30, 2006, compared to $667,757 for the same period in 2005. The increase for 2006 was primarily due to non-cash equity-based compensation costs, expenses associated with compliance with the Sarbanes-Oxley Act of 2002, higher insurance costs and higher salaries and wages. Non-cash equity-based compensation costs increased by $417,912 due to the adoption of SFAS 123R and by $31,374 due to consulting expenses associated with the November 2005 advisory services agreement with Michael Taglich. Compliance costs associated with development and implementation of internal controls and compliance with Section 404 of the Sarbanes-Oxley Act contributed $144,002 to the increase. Salaries and wages increased $69,502 due to increased personnel. Insurance expense increased $65,871 due to expanded coverage.

Other Income (Expense), Net

Other income (expense) decreased to $779,400 for the three months ended June 30, 2006, compared to $813,278 for the comparable period in 2005. Other income (expense) consists primarily of the unrealized gain on the fair value of warrants. Unrealized gain on fair value of warrants decreased slightly to a $639,409 gain for the three months ended June 30, 2006 compared to a $658,802 gain for the comparable prior year period. The unrealized gain represents the change in fair value of the liability associated with warrants issued in connection with our February 2004 private placement. The fair value is estimated using the Black-Scholes option pricing model and the gain recorded during the three months ended June 30, 2006 and 2005 resulted from a decline in the fair value of our common stock during those periods. The remainder of the decrease in Other income (expense) was attributable to a $114,471 increase in other expense primarily due to the recognition of a $93,583 charge associated with the write-off of long-term assets. These decreases were offset by an $111,273 increase in interest income due to higher cash balances.

Net Loss

The net loss for the three months ended June 30, 2006, was $2,268,944 compared with a net loss (restated) of $1,215,502 for the comparable 2005 period. This increase was primarily due to our higher operating expenses.

Comparison of the Six Months Ended June 30, 2006 and 2005 (Restated)

Revenues

Revenues consisted of royalty and licensing fee income from sales of products incorporating our CDT technology. Total revenues increased to $372,025 for the six months ended June 30, 2006, compared to $243,292 for the same period in 2005. This increase was primarily due to recognizing $214,116 of royalty income attributable to our alliance with Perrigo. The increase in royalty income was offset by: (i) a $77,297 decrease in sales by Nutra, Inc., due to the transition of sales and marketing activities to our new alliance with Perrigo, and (ii) a $43,284 decrease in revenue recognized for sales from Nutraceutix, Inc., the buyer of our probiotics division. Effective July 1, 2005, we began receiving royalties from Nutraceutix at a reduced rate. During the six months ended June 30, 2005, royalty receipts from sales of $167,795 by Nutraceutix were applied to the note receivable from the sale of the probiotics division and were not recognized as royalty income.

Licensing fees increased $38,461 during the six month ended June 30, 2006 due to the recognition of previously deferred licensing fee revenue associated with our license agreement with Wyeth Consumer Healthcare. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and is being amortized over the development period.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased to $375,495 for the six months ended June 30, 2006, compared to $135,351 for the comparable period in 2005. The increase for 2006 was primarily due to increases of $92,360 in salaries and related expenses, a $42,600 increase in non-cash share-based compensation expense for an outside consultant, and a $49,540 increase associated with the recognition of non-cash share-based compensation expense for employees. Salaries and wages increased due to additional personnel and higher salaries. Additional expenses are planned as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased to $2,959,242 for the six months ended June 30, 2006, compared to $2,644,514 for the six months ended June 30, 2005. The increase for 2006 reflects the recognition of $265,391 non-cash share-based compensation expense, $80,976 increase in salaries and wages and employee benefits costs, $58,393 increase in legal costs, and $65,149 increase in rent. These expense increases were offset by a $98,881 decrease in clinical trials and $127,609 decrease in supplies costs. The increased salaries and benefits reflect higher salaries and related benefits . The increased legal costs resulted from the write-off of certain capitalized patent costs for research and development initiatives which were discontinued. Increased rent expense reflects the cost associated with leasing additional space in our existing facility. The lower clinical trials and supplies expense reflects the timing of certain clinical trials and acquisition of related materials. We expect future research and development expenses to increase as we initiate additional clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased to $3,300,255 for the six months ended June 30, 2006, compared to $1,356,697 for the comparable period in 2005. The increase for 2006 was primarily due to non-cash equity-based compensation costs, expenses associated with compliance with the Sarbanes-Oxley Act of 2002, higher insurance costs and higher salaries and wages. Non-cash equity-based compensation costs increased by $829,578 due to the adoption of SFAS 123R and by $182,934 due to consulting expenses associated with the November 2005 advisory services agreement with Michael Taglich. Compliance costs associated with development and implementation of internal controls and compliance with Section 404 of the Sarbanes-Oxley Act contributed $317,259 to the increase. Salaries and wages increased $169,426 due to increased personnel and severance costs incurred in the first quarter of 2006. Insurance expense increased $174,210 due to expanded coverage.

Other Income (Expense), Net

Other income (expense) decreased to $906,321 for the six months ended June 30, 2006, compared to $1,413,471 for the comparable period in 2005. Other income (expense) consists primarily of the unrealized gain on the fair value of warrants. Unrealized gain on fair value of warrants decreased to a $635,243 gain for the six months ended June 30, 2006, compared to a $1,162,356 gain for the prior year period. The unrealized gain represents the change in fair value of the liability associated with warrants issued in connection with our February 2004 private placement. The fair value is estimated using the Black-Scholes option pricing model and the gain recorded during the six months ended June 30, 2006, and 2005, resulted from a decline in the fair value of our common stock during those periods. During the first quarter 2006, warrants to purchase 25,000 shares of our common stock were exercised resulting in a reclassification to equity of $85,200 from the liability associated with the warrants. The remainder of the decrease in Other income (expense) reflects an $114,471 increase in other expense primarily attributable to the recognition of $93,583 charge associated with the write-off of long term assets. These decreases were offset by a $167,009 increase in interest income due to higher cash balances.

Net Loss

The net loss for the six months ended June 30, 2006, was $5,356,646 compared with a net loss (restated) of $2,479,799 for the comparable 2005 period. This increase was primarily due to our higher operating expenses and lower unrealized gain on fair value of warrants.

Liquidity and Capital Resources

As of June 30, 2006, we had $20.5 million of working capital compared to $13.4 million as of December 31, 2005. We have accumulated net losses of approximately $41.7 million from our inception through June 30, 2006. We believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operations at planned levels through 2007.

Cash flows from operating activities—Net cash used in operating activities for the six months ended June 30, 2006, was approximately $4.2 million compared to $4.0 million for the six months ended June 30, 2005. Cash used in operating activities remained substantially unchanged during this period because increased research and development expenses, general and administrative expenses in support of our operations and marketing expenses were offset by increases in accrued liabilities and deferred revenue, and a reduction of cash used for payments of accounts payable.

Cash flows from investing activities—Cash flows provided by investing activities of $787,676 primarily represent the receipt of $505,927 in note receivable payments from the buyer of our probiotics division and the application of maturing short-term investments during the six months ended June 30, 2006, to fund operating activities.

Cash flows from financing activities—During the six months ended June 30, 2006, we generated cash from financing activities of $11.4 million, primarily from the net proceeds of our common stock offering on April 21, 2006, and cash received of $603,951 from the exercises of outstanding stock options and warrants issued in prior years. During the six months ended June 20, 2005, we generated cash from financing activities of $14.3 million primarily reflecting the $14.1 million of net proceeds from our private placement of common stock in February 2005, and proceeds of $288,800 from the exercises of outstanding stock options.

We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations, and continue to develop the infrastructure to support commercialization of our products. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products beyond 2007. We may not be able to secure additional financing on favorable terms, or at all. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, we may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

Contractual Obligations/Off-Balance Sheet Arrangements

We have no material off-balance arrangements as defined in Item 303 of Regulation S-K.

In May 2006, we entered into a lease agreement for 8,544 rentable square feet of commercial space in Bellevue, Washington. The lease commences June 1, 2006, and has a term of five years. SCOLR Pharma has an option to extend the term for an additional five years at the fair market rate at the time of extension. The average rent under the lease is approximately $80,000 per year.

We have certain material agreements with our manufacturing and testing vendors related to our ongoing clinical trial work and development programs. Contract amounts are paid based on materials-used and on a work-performed basis. Generally, we have the right to terminate these agreements upon 30 days notice and would be responsible for services and materials and related costs incurred prior to termination.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing our risk. We invest excess cash principally in U.S. marketable securities from a diversified portfolio of institutions with investment grade ratings and in U.S. government and agency bills and notes, and by policy, limit the amount of credit exposure at any one institution. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we believe we have no material exposure to interest rate risk arising from our investments.

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

The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management determined that this control deficiency constituted a material weakness as of December 31, 2005. Because of the material weakness described above, management concluded in our annual report on Form 10-K that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control — Integrated Frameworks issued by the COSO.

Our management has identified and implemented the following steps necessary to address the material weakness described above:

•	We continued to enhance the leadership and experience for the finance and accounting group. On June 8, 2006, we appointed Richard Levy as our Chief Financial Officer and Vice President of Finance. Mr. Levy had acted in this capacity on an interim basis since December 15, 2005. In addition, in June 2006, we hired a seasoned Controller with significant public company experience.

•	In 2005, we hired an assistant controller, and engaged outside contractors to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

•	We continued to work with an independent third party to assist our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

•	During the first and second quarters of 2006, we implemented additional processes and procedures and have effected a reorganization of our accounting and finance department in an effort to assure adequate review of complex, non-routine transactions.

•	We retained a specialized consultant to assist in our accounting for employee stock-based compensation under SFAS 123R.

We are in the process of developing procedures for testing of the remediated controls to determine if the material weakness has been remediated and we expect that testing of these controls will be substantially completed by the end of third quarter 2006. We will continue the implementation of policies, processes and procedures regarding the review of complex, non-routine transactions. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures.

Other than as described above, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report, because of the material weakness described above.

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

We have incurred net losses since 2000, including net losses of $5.4 million during the first six months of 2006, $8.9 million in 2005, $5.7 million in 2004 and $8.7 million in 2003. We have accumulated net losses of approximately $41.7 million from our inception through June 30, 2006, and we expect to continue to incur significant operating losses in the future.

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

We had approximately $21.0 million in cash, cash equivalents and short-term investments as of June 30, 2006, which we believe will be sufficient to fund our drug delivery business at current levels through 2007. We plan to raise additional capital to fund operations, conduct clinical trials, continue research and development projects and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

The drug delivery business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of controlled-release drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Some of our direct competitors in the drug delivery industry include Alza, Andrx, Biovail, Depomed, Impax Laboratories, Labopharm, Penwest and SkyePharma.

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

As of June 30, 2006, 37,976,699 shares of our common stock were outstanding, and there were 5,595,905 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Sales of a large number of shares could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

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

We held our Annual Meeting of Stockholders on June 8, 2006 to elect eight directors to hold office until the next annual meeting of stockholders, and until their successors are elected and qualified. In addition, stockholders approved the increase in the maximum aggregate number of shares that may be issued under the 2004 Equity Incentive Plan by 2,000,000 shares.

The table below shows the results of the stockholders’ voting:

	For	Withheld
Randall L-W Caudill	31,854,184	21,250
Reza Fassihi	31,824,677	134,407
Herbert L. Lucas, Jr.	31,784,586	139,498
Hans Mueller	31,975,829	15,855
Wayne L. Pines	31,971,296	21,138
Michael Sorell	31,970,603	21,081
Michael N. Taglich	31,941,634	15,800
Daniel O. Wilds	31,854,333	21,101

	For	Against	Abstain
Increase Maximum Aggregate Number of Shares Issuable under the 2004 Equity Incentive Plan	11,676,931	2,578,316	2,820,835

Item 6.	Exhibits

The following exhibits are filed herewith:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Form of Warrant to be issued to the placement agents		8-K	4.1	001-31982	4/18/2006

5.1	Opinion of DLA Piper Rudnick Gray Cary		8-K	5.1	001-31982	4/18/2006

10.1	Placement Agency Agreement, dated as of April 17, 2006, between SCOLR Pharma, Inc., Roth Capital Partners, LLC and Taglich Brothers, Inc.		8-K	10.1	001-31982	4/18/2006

10.2	Form of Subscription Agreement		8-K	10.2	001-31982	4/18/2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, INC.

Date: August 4, 2006	By:	/s/ Daniel O. Wilds
Daniel O. Wilds
Chief Executive Officer and President (Principal Executive Officer)

Date: August 4, 2006	By:	/s/ Richard M. Levy
Richard M. Levy
Chief Financial Officer and Vice President - Finance
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Form of Warrant to be issued to the placement agents		8-K	4.1	001-31982	4/18/2006

5.1	Opinion of DLA Piper Rudnick Gray Cary		8-K	5.1	001-31982	4/18/2006

10.1	Placement Agency Agreement, dated as of April 17, 2006, between SCOLR Pharma, Inc., Roth Capital Partners, LLC and Taglich Brothers, Inc.		8-K	10.1	001-31982	4/18/2006

10.2	Form of Subscription Agreement		8-K	10.2	001-31982	4/18/2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X