Form 10-Q
period 2006-09-30
SCOLR Pharma, Inc.
filed 2006-11-07
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of November 1, 2006
Common Stock, par value $0.001	38,030,699

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$17,787,645	$10,928,442
Short-term investments	546,339	2,391,775
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	1,072,211	196,177
Interest and other receivables	19,848	22,116
Current portion of notes receivable	—	505,927
Prepaid expenses	494,474	285,230

Total current assets	19,920,517	14,329,667
Property and Equipment — net of accumulated depreciation of $793,424 and $587,136, respectively	787,473	846,573
Other Assets
Intangible assets — net of accumulated amortization of $304,960 and $302,439, respectively	340,784	503,847

	$21,048,774	$15,680,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of capital lease obligations	$—	$3,137
Accounts payable — trade	392,969	210,733
Accrued expenses	1,135,201	467,471
Deferred revenue	217,308	250,000

Total current liabilities	1,745,478	931,341
Fair value of warrants to purchase common stock	1,939,317	2,230,457

Total liabilities	3,684,795	3,161,798
Commitments and Contingencies — Note 12
Temporary equity—common stock, $0.001 par value, 2,381,900 and 2,436,500 shares issued and outstanding as of September 30, 2006, and December 31, 2005, respectively	8,942,511	9,147,484
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $0.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $0.001 par value, 38,030,699 and 35,024,802 issued and outstanding (including shares subject to registration rights classified as temporary equity) as of September 30, 2006, and December 31, 2005, respectively	35,648	32,588
Additional paid-in capital	53,582,895	39,649,387
Accumulated other comprehensive loss	(17)	(722)
Accumulated deficit	(45,197,058)	(36,310,448)

Total stockholders’ equity	8,421,468	3,370,805

	$21,048,774	$15,680,087

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Revenues
Licensing fees	$19,231	$—	$57,692	$—
Royalty income	171,180	205,764	504,744	449,055
Research and development income	879,486	—	879,486	—

Total revenues	1,069,897	205,764	1,441,922	449,055
Operating expenses
Marketing and selling	166,380	56,948	541,875	192,299
Research and development	3,001,557	1,482,205	5,960,799	4,126,718
General and administrative	1,251,692	611,232	4,551,947	1,967,929

Total operating expenses	4,419,629	2,150,385	11,054,621	6,286,946

Loss from operations	(3,349,732)	(1,944,621)	(9,612,699)	(5,837,891)
Other income (expense)
Unrealized gain (loss) on fair value of warrants	(429,303)	(441,427)	205,940	720,929
Interest income	249,082	140,614	613,844	338,352
Interest expense	(11)	(1,285)	(170)	(5,430)
Settlement in connection with asset sale and license	—	(537,921)	—	(537,921)
Other	—	10,066	(93,525)	67,589

	(180,232)	(829,953)	726,089	583,519

NET LOSS	$(3,529,964)	$(2,774,574)	$(8,886,610)	$(5,254,372)

Net loss per share, basic and diluted	$(0.09)	$(0.08)	$(0.24)	$(0.16)
Shares used in computing basic and diluted net loss per share	38,007,047	34,829,027	36,857,513	33,225,772

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2005 (Restated)
Cash flows from operating activities:
Net loss	$(8,886,610)	$(5,254,372)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	266,496	244,866
Unrealized (gain) on fair value of warrants	(205,940)	(720,929)
Share-based compensation for non-employee services	298,170	—
Share-based compensation for employee services	1,754,219	48,465
Write-off of long-term assets	152,860	—
Settlement in connection with asset sale and license agreement	—	537,921
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	(873,766)	(119,839)
Prepaid expenses and other current assets	(218,893)	(69,232)
Accounts payable	182,236	(106,579)
Accrued liabilities and deferred revenue	635,039	5,884

Net cash (used in) operating activities	(6,896,189)	(5,433,815)

Cash flows from investing activities:
Payments on note receivable	505,927	475,079
Purchase of property and equipment, net	(154,683)	(246,383)
Proceeds from sale of equipment	7,678	—
Patent and technology rights expenditures	(50,188)	(46,967)
Purchase of short-term investments	(2,951,221)	(1,687,880)
Maturities of short-term investments	4,797,362	—

Net cash provided by (used in) investing activities	2,154,875	(1,506,151)

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(3,137)	(38,707)
Proceeds from issuance of common stock, net	10,934,604	14,078,837
Proceeds from exercise of options and warrants	669,050	473,085

Net cash provided by financing activities	11,600,517	14,513,215

Net increase in cash and cash equivalents	6,859,203	7,573,249
Cash and cash equivalents at beginning of period	10,928,442	6,758,860

Cash and cash equivalents at end of period	$17,787,645	$14,332,109

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$170	$5,430
Supplemental schedule of non-cash financing information
Issuance of warrants in connection with equity financing	$29,483	$194,899
Other comprehensive gain (loss)	$705	$(250)

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — FINANCIAL STATEMENTS

The unaudited financial statements of SCOLR Pharma, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2005, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2005.

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

Revenue Recognition

The Company generates revenue from collaborative research and development agreements. Non-refundable, up-front payments received in connection with collaborative research and development agreements are deferred and recognized as licensing fees on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Payments related to substantive, performance-based milestones are recognized as research and development income upon the achievement of the milestones when such milestone payments qualify as separate units of accounting.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications relate to other income items previously classified as interest income in the Statement of Operations for the three and nine months ended September 30, 2005.

Share-Based Compensation

At September 30, 2006, the Company has a 2004 Equity Incentive Plan, which is described more fully in Note 9. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense for employee and director stock options was based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Any deferred compensation was amortized over the vesting period of the individual options, using the straight-line method.

Generally, when the Company issued options to employees the exercise price of the option equaled the market price of the underlying stock on the date of the grant; therefore no corresponding compensation expense was recognized. With the adoption of the Company’s 2004 Equity Incentive Plan, non-employee directors were allowed to elect to receive the value of their quarterly retainer fee for services either in the form of cash or a share-based director fee award, which consisted of either fully vested stock options with an exercise price equal to 50% of the fair value of the underlying common stock on the date of the grant, or stock units. A stock unit is an unfunded bookkeeping entry representing a right to receive one share of the Company’s common stock. Non-employee directors are not required to pay any additional cash consideration in connection with the settlement of a stock unit award. To the extent that directors elected to receive a share-based award, stock compensation expense was recognized based on the grant date intrinsic value of the stock option or the fair value of the stock unit. In December 2005, the non-employee director compensation program was revised such that non-employee directors may no longer elect to receive stock options or stock units rather than cash in satisfaction of their quarterly fees for services. In conjunction with that change, the Company settled the options issued to directors for their quarterly retainer fees by exchanging them for cash equal to the difference between the quoted market price of the underlying common stock on the date of cancellation and the exercise price of the stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the three and nine months ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as a result of adopting SFAS 123(R). See Note 9 to the Company’s financial statements for further detail, including the impact of the adoption on its results of operations.

Stock compensation expense for performance based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under generally accepted accounting principles to recognize cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

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

The effect of the restatement on the results of operations for the three months ended September 30, 2005, was to recognize a non-cash unrealized loss of $441,427, or $(0.01) per share, reflecting the impact of marking-to-market the fair value of the liability for 724,713 warrants outstanding at September 30, 2005. As a result, the Company’s previously reported net loss of $2,333,147, or $(0.07) per share for the quarter ended September 30, 2005, has been restated to $2,774,574, or $(0.08) per share. The Company used the Black-Scholes option pricing model to estimate the fair value of the warrants.

The effect of the restatement on the results of operations for the nine months ended September 30, 2005, was to recognize a non-cash unrealized gain of $720,929 or $0.02 per share, reflecting the impact of marking-to-market the fair value of the liability. As a result, the Company’s previously reported net loss of $5,975,302 or $(0.18) per share for the nine months ended September 30, 2005, has been restated to $5,254,372 or $(0.16) per share. At September 30, 2006, 699,713 warrants remain subject to this accounting.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective January 1, 2007 for calendar year-end companies. The Company is in the process of evaluating the impact this Interpretation will have on its financial statements.

In August 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. This Statement does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact this Statement will have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will adopt SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect any retroactive or cumulative adjustments to the financial statements related to the adoption of this Staff Accounting Bulletin.

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

NOTE 5 — RESEARCH AND DEVELOPMENT INCOME

On September 22, 2006, the Company entered into an amendment to its Development and License Agreement dated December 21, 2005, with Wyeth Consumer Healthcare Division, a division of Wyeth. Under the amendment, provisions of certain milestones were amended and Wyeth agreed to make a milestone payment to the Company. In connection with achievement of this milestone, Wyeth will also reimburse the Company for certain development expenses already incurred and pay ongoing costs associated with development of the first product. All other terms of the agreement remain unchanged. In connection with the amendment to the Wyeth agreement, during the three months ended September 30, 2006, the Company received a milestone payment of $500,000 and expense reimbursements totaling approximately $366,000 from Wyeth. The milestone payment represents the successful completion of stand-alone activities per the amended agreement and therefore, in accordance with the Company’s revenue recognition policy it has been recognized as research and development income in the three and nine months ended September 30, 2006.

NOTE 6 — LIQUIDITY

The Company incurred a net loss of approximately $8.9 million for the nine months ended September 30, 2006, and used cash of approximately $6.9 million in operations. Cash flows provided by investing activities of $2.2 million primarily represent the receipt of $505,927 in note receivable payments from the buyer of the Company’s probiotics division and the application of maturing short-term investments. Cash flows from financing activities of $11.6 million for the nine months ended September 30, 2006, primarily reflect $10.9 million net proceeds from the April 2006 offering of 2,370,100 shares of the Company’s common stock at $5.00 per share (see Note 4 “Financing Event”) and proceeds from the exercise of outstanding stock options and warrants issued in prior years.

The Company had approximately $18.3 million in cash, cash equivalents and short-term investments at September 30, 2006. The Company has a history of recurring losses and plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are expected to continue as it advances preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its drug delivery business at planned levels through 2007. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 7 — NOTE RECEIVABLE

In January 2006, the Company received payment in full of the $505,927 note receivable from Nutraceutix, Inc., the buyer of the Company’s probiotic development and manufacturing business.

NOTE 8 — WRITE-OFF OF LONG TERM ASSETS

In 2006, the Company reviewed its strategy related to patent initiatives and determined not to pursue further research and development in certain areas. As a result, capitalized costs associated with certain patent filings have been written-off and an expense of $59,277 was recognized in the three months ended June 30, 2006. In addition, the Company expensed $93,583 related to payments made for modification of certain licensing agreements in the second quarter of 2006, which were previously capitalized, the impact of which is considered immaterial to the results of operations for the nine months ended September 30, 2006.

NOTE 9 — STOCK OPTIONS

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

The options granted to employees are generally granted at exercise prices equal to the market value of the Company’s common stock on the date of grant, vest over three years, and expire ten years from the date of grant. Under the terms of the Company’s 2004 Plan, non-employee directors receive automatic annual grants of stock options at exercise prices equal to the market value of the Company’s common stock on the date of grant, which generally vest in equal monthly installments over one year and expire ten years from the date of grant. In addition, prior to December 2005, non-employee directors could elect to receive the value of their quarterly retainer fee for services in the form of a share-based director fee award, which consisted of fully vested stock options with an exercise price equal to 50% of the fair value of the underlying common stock on the date of grant. In December 2005, the non-employee director compensation program was revised such that non-employee directors may no longer elect to receive stock options or stock units rather than cash in satisfaction of their quarterly fees for services. In conjunction with that change, the Company settled the options issued to directors for their quarterly retainer fees by exchanging them for cash equal to the difference between the quoted market price of the underlying common stock on the date of cancellation and the exercise price of the stock options.

The 2004 Plan initially authorized the issuance of up to 2,000,000 shares of common stock, plus 388,441 shares which were previously reserved for issuance under the 1995 Plan not subject to outstanding options. On June 8, 2006, the Company’s stockholders approved a 2,000,000 share increase in the maximum aggregate number of shares that may be issued under the 2004 Equity Incentive Plan. Further, the number of shares authorized for issuance under the 2004 Plan will be increased by up to an additional 995,283 shares subject to options issued and outstanding under the 1995 Plan as of September 30, 2006, which expire or otherwise terminate for any reason without having been exercised in full. If any award under the 2004 Plan, or any award previously issued and outstanding under the 1995 Plan, expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares underlying the award will again become available for issuance under the 2004 Plan. As of September 30, 2006, the Company had 2,133,736 shares available for future grants under the 2004 Plan.

On January 1, 2006, the Company adopted the provisions of SFAS 123(R), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified-prospective-transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the three and nine months ended September 30, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted subsequent to December 31, 2005, was based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is the vesting period.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the three and nine months ended September 30, 2006, was $609,711 and $1,754,219 greater than it would have been respectively, had the Company continued to account for employee share-based compensation under APB 25. Basic and diluted net loss per share for the three and nine months ended September 30, 2006, are ($0.02) and ($0.05) greater, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.

The following table sets forth the aggregate share-based compensation expense resulting from stock options issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the three and nine months ended September 30, 2006.

	September 30, 2006
	Three Months Ended,	Nine Months Ended,
Share-based compensation:
Marketing and selling	$33,269	$82,809
Research and development	171,126	436,517
General and administrative	405,316	1,234,893

Share-based compensation for employees	609,711	1,754,219
General and administrative, non-employee services	72,636	255,570
Marketing, non-employee services	—	42,600

Total share-based compensation expense	$682,347	$2,052,389

The share-based compensation expense classified as Marketing and Selling, and Marketing, Non-employee Services reflects option grants to employees in the marketing department and an outside consultant, respectively. There is no performance condition associated with these grants and no consideration was received for the options.

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

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the three and nine months ended September 30, 2005:

	September 30, 2005
	Three Months Ended, (Restated)	Nine Months Ended, (Restated)
Net loss, as reported	$(2,774,574)	$(5,254,372)
Employee share-based compensation expense determined under fair-value based method	(552,434)	(1,819,736)
Employee share-based compensation expense included in reported net loss	18,465	48,465

Pro forma net loss	$(3,308,543)	$(7,025,643)

Net loss per share
As reported	$(0.08)	$(0.16)
Pro forma	$(0.10)	$(0.21)

The fair value of share-based awards is estimated using the Black-Scholes option pricing model with the following assumptions for the nine months ended September 30,

	Black-Scholes Model Assumptions Nine Months Ended September 30,
	2006	2005
Expected volatility	58% – 63%	63% – 71%
Expected dividend yield	0%	0%
Risk-free interest rate	4.3% – 5.0%	4.0% – 4.6%
Expected life	6 – 10.0 years	10.0 years

The Company’s computation of expected volatility is based on historical realized volatility. Prior to the implementation of SFAS 123(R), the Company estimated that the expected lives of all options were equal to their contractual term. The options granted to employees meet the definition of “plain vanilla” options defined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”). Therefore, management utilizes the shortcut method described in SAB 107 in determining the expected life of employee options. The shortcut method estimates the expected term based on the midpoint between the vesting date and the end of the contractual term. The Company’s computation of expected life for non-employee director’s awards and for outside consultant awards under SFAS 123(R) continues to be based on the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for issues with a term that approximates the expected life used as the assumption in the model.

A summary of the Company’s stock option plan activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,018,124	$2.89	—	—
Granted	605,000	$5.74	—	—
Exercised	(352,721)	$1.23	—	—
Forfeited	(72,291)	$4.05	—	—

Outstanding at September 30, 2006	3,198,112	$3.59	7.5	$7,707,898

Outstanding vested or expected to vest options at September 30, 2006	3,168,259	$3.59	7.4	$7,641,801
Options exercisable at September 30, 2006	2,130,304	$2.99	6.6	$6,401,977

Cash received from options exercised were $65,100 and $156,785 for the three months ended September 30, 2006, and 2005, and $434,787 and $445,585 for the nine months ended September 30, 2006, and 2005, respectively. No actual tax benefit was realized for tax deductions from option exercise of the share-based payment arrangements because the Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of realization of such assets. The Company has a policy of issuing new shares to satisfy share option exercises.

The weighted-average grant date fair value of equity options granted during the nine months ended September 30, 2006, and 2005, was $3.78 and $3.33, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2006, and 2005, was $1,610,193 and $1,936,232, respectively.

As of September 30, 2006, there was $2,848,778 total unrecognized non-cash compensation cost related to non-vested options granted under the 1995 Plan and 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.62 years.

In April 2006, the Company awarded 10,000 non-transferable and immediately vested stock options to an independent consultant as compensation for sales services. The compensation was for services rendered prior to the date of the award and no further services were required to be rendered and no performance condition was required to be met before the options became fully exercisable. The options, which have a ten-year term, were issued under the 2004 Equity Plan and can only be settled through exercise and issuance of the Company’s common shares. They have been classified as equity and accounted for in accordance with SFAS 123(R), EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 00-18, Accounting for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The fair value of the options at the date of grant, of $4.26 per share, was determined using the Black-Scholes model with the following assumptions: stock volatility – 62%; expected dividend yield – 0%; expected term – 10.0 years; risk-free interest rate – 5.0%. Expected stock volatility is based on historical realized volatility. The expected term is the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for issues with a term that approximates the expected life used as the assumption in the model. The total related consulting expense of $42,600 was recognized in the second quarter 2006 as marketing expense.

In 2005, the Company entered into an advisory services agreement with Michael N. Taglich, a member of its board of directors, relating to services provided by Mr. Taglich as a consultant. Under the terms of the agreement, the Company granted to Mr. Taglich a non-transferable option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.61. The option, which vests in equal monthly increments over the two-year period of the service agreement beginning in 2005, has a ten-year term and is subject to variable accounting in accordance with the EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As of September 30, 2006, 41,667 shares were fully vested. The fair value of the unvested options as of September 30, 2006, of $4.44 per share, was determined using the Black-Scholes model with the following assumptions: weighted average stock volatility – 60%; expected dividend yield 0%; expected term – 9.1 years; risk-free interest rate – 4.6%. Expected stock volatility is based on historical realized volatility. The expected term is the remaining contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date for issues with a term that approximates the remaining expected life used as the assumption in the model. The fair value of the option will continue to be remeasured at each financial reporting period date until vested. The related consulting expense is being recognized over the two year vesting period using the graded vesting method. The Company recognized $72,636 and $255,570 of expense for the three and nine months ended September 30, 2006, respectively, and $0.00 of expense for the three and nine months ended September 30, 2005, respectively, for these options.

NOTE 10 — COMPREHENSIVE LOSS

The component of comprehensive loss for the three and nine months ended September 30, 2006 and 2005, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005 (Restated)	2006	2005 (Restated)
Net loss	$(3,529,964)	$(2,774,574)	$(8,886,610)	$(5,254,372)
Other comprehensive loss for the period:
Change in unrealized net gain (loss) on short-term investments	1,376	(250)	705	(250)

Comprehensive loss for the period	$(3,528,588)	$(2,774,824)	$(8,885,905)	$(5,254,622)

Other comprehensive gain (loss) of $705 and $(250) for the nine months ended September 30, 2006 and 2005, respectively, equal the cumulative unrealized net gains and (losses) on short-term investments, which are the only components of other comprehensive loss included in the Company’s financial statements.

NOTE 11 — NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per share represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect of potential common stock, except when the effect is anti-dilutive. The weighted average shares for computing basic net loss per share, including those common shares subject to registration rights and potential liquidating damages classified on the balance sheet as temporary equity, were 38,007,047 and 36,857,513 for the three and nine months ended September 30, 2006, and 34,829,027 and 33,225,772 for the three and nine months ended September 30, 2005, respectively.

At September 30 2006, and 2005, options and warrants to acquire 5,566,905 and 5,557,531 shares, respectively, of common stock, prior to the application of the treasury stock method, were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

NOTE 12 — FUTURE COMMITMENTS

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

NOTE 13 — WARRANTS

During the three and nine months ended September 30, 2006, a total of 0 and 318,079 warrants were exercised, respectively, including 35,003 warrants surrendered to satisfy the exercise price for cashless exercises during the nine months ended September 30, 2006. As a result, 283,076 shares of common stock were issued during the nine months ended September 30, 2006. The weighted average exercise price for the nine month period ended September 30, 2006, was $1.35. The Company had the following warrants to purchase common stock outstanding at September 30, 2006:

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

NOTE 14 — RELATED PARTY TRANSACTIONS

On July 11, 2006, the Company completed an amendment to the license agreement with Temple University dated September 6, 2000, relating to the Company’s rights to U.S. Patent No. 6,090,411 (“salt patent”). The amendment provides for a reduction in the amount of the royalty for sales of prescription drugs covered by the license as well as a reduction in the annual license maintenance fee payable to Temple University. Under the terms of Temple University’s development policy, the inventors of the patent receive 50% of the royalty payments received by the University. In connection with the amendment to the license agreement, the Company paid $400,000 in cash to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of the Company’s board of directors, and the inventors agreed to waive their rights to payment of future royalties received by Temple University based on sales of prescription drugs as well as the portion of the annual license maintenance fee attributable to prescription drugs. These transactions were recorded as research and development expense.

On August 10, 2006, the Company entered into an amended and restated amendment to its exclusive patent license agreement with Archer-Daniels-Midland Company (“ADM”) which limits the license granted to ADM to isoflavone products. The amended agreement provides ADM with the worldwide, exclusive right to use certain of the Company’s technology for isoflavone products (as defined in the agreement) on a royalty free basis. The amendment also eliminates rights of first refusal and other rights previously granted to ADM. The Company believes the amended agreement will facilitate the introduction of additional dietary supplement products through its alliance with the Perrigo Company of South Carolina. In connection with the amendment, the Company paid ADM $200,000 and agreed to pay an additional $250,000 at the earlier of one year or the completion of a qualified securities offering. Perrigo reimbursed the Company for $50,000 of the payment to ADM and has agreed to reimburse the Company for an additional $50,000 of the remaining payment. These transactions were recorded as research and development expense. ADM has reported ownership of approximately 5% of the Company’s common stock.

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

Overview

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs, and dietary supplement products that use our patented CDT® technology. Our drug delivery business generates royalty revenue from CDT-based sales in the dietary supplement markets as well as licensing fees, and research and development income. Our net losses are likely to continue as we pursue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations, and develop the infrastructure to support commercialization of our potential products. Our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform. Our results of operations going forward will depend on our ability to commercialize our products and technology and generate royalties, licensing fees, development fees, and milestone and similar payments.

We have generated substantially all of our working capital though the sale of securities. On April 21, 2006, we completed a registered direct offering of 2,370,100 shares of common stock for gross proceeds of approximately $11.9 million, and net proceeds of approximately $10.9 million, after placement agent fees and other costs of the offering. The registered direct offering was completed under a shelf registration statement that was declared effective by the Securities and Exchange Commission in November 2005. Under this process, we may offer from time to time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million (including the $11.9 million issued in our April 2006 offering).

Restatement

In December 2005, we reassessed our accounting for warrants we issued in connection with our February 2004 financing. We restated our financial information to reflect liquidated damage provisions provided under the registration rights agreement associated with the warrants and common shares issued in the private placement offering. Emerging Issues Task Force Bulletin 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” calls for financial instruments such as the warrants issued in the financing, to be accounted for as liabilities at fair value when a net cash settlement alternative is possible, even if not expressly provided for under the agreement. The related liability is then periodically marked-to-market at each financial statement date until equity treatment can be applied, at which time the current value is reclassified to equity. The possibility of a net cash settlement is presumed because the payment of liquidated damages is not deemed to be an economic settlement alternative to us. In addition, our ability to maintain effectiveness of our registration statement is not deemed to be completely within our control.

The effect of the restatement on our third quarter 2005 results of operations was to recognize a $441,427, or $(0.01) per share, non-cash unrealized loss reflecting the impact of marking-to-market the fair value of the liability for the 724,713 warrants outstanding at September 30, 2005. As a result, our previously reported net loss of $2,333,147 or $(0.07) per share for the quarter ended September 30, 2005, has been restated to $2,774,574, or $(0.08) per share. We used the Black-Scholes option pricing model to estimate the fair value of the warrants.

The effect of the restatement on our results of operations for the nine months ended September 30, 2005, was to recognize a $720,929 or $0.02 per share, non-cash unrealized gain reflecting the impact of marking-to-market the fair value of the liability. As a result, our previously reported net loss of $5,975,302 or $(0.18) per share for the nine months ended September 30, 2005, has been restated to $5,254,372 or $(0.16) per share. At September 30, 2006, 699,713 warrants remain subject to this accounting.

Critical Accounting Policies and Estimates

Since December 31, 2005, none of our critical accounting policies, or our application thereof, as more fully described in our annual report on Form 10-K for the year ended December 31, 2005, has significantly changed other than the adoption of Statement 123(R), Share-Based Payment, (“SFAS 123(R)”), discussed below. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. Generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), which requires companies to recognize in the income statement the fair value of all employee share-based payments, including grants of employee stock options as well as compensatory employee stock purchase plans. The original implementation date was for interim periods beginning after June 15, 2005. In March 2005, an SEC Staff Accounting Bulletin No. 107 deferred the implementation dates for annual and interim periods beginning after December 15, 2005. As a result, this standard became effective for us beginning on January 1, 2006. SFAS 123(R) eliminates the ability to account for share based compensation using APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and the pro forma disclosures previously permitted under Statement 123, Accounting for Stock-Based Compensation, (“SFAS 123”), no longer will be an alternative to the recognition of employee share-based compensation at fair value. There are certain estimates and assumptions required in the determination of the value of stock compensation for both stock options and warrants. We use the Black-Scholes option pricing valuation model to determine the fair value of these options and warrants. Use of this model requires us to make assumptions regarding stock volatility, dividend yields, expected term and risk-free interest rates.

Share-based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified-prospective-transition method, requiring us to recognize expense related to the fair value of our share-based compensation awards. The share-based expense recognition includes two components: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as a result of adopting the provisions of SFAS 123(R).

Prior to January 1, 2006, we accounted for our stock options granted under our 1995 Plan and 2004 Plan using the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Under APB 25, compensation expense for employees and director stock options was based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. Any deferred compensation was amortized over the vesting period of the individual options, using the straight-line method.

As a result of adopting the provisions of SFAS 123(R), we recognized a non-cash compensation cost of $609,711 and $1,754,219 for the three and nine months ended September 30, 2006. Basic and diluted (loss) per share for this period are $(0.02) and $(0.05) greater than they would have been, respectively, if we had not adopted SFAS 123(R). We recognize compensation expense for stock option awards to employees and non-employee directors on a straight-line basis over the requisite service period of the award, which is generally the award’s vesting period of three years for employees and one year for non-employee directors. As of September 30, 2006, total unrecognized non-cash cost of $2,848,778 related to non-vested share-based compensation arrangements are expected to be recognized over a weighted-average future period of 1.62 years.

During the three and nine months ended September 30, 2005, we applied the pro forma disclosure provisions of SFAS 123 to share-based compensation. For the three and nine months ended September 30, 2005, our reported net loss, as restated, was $2,774,574, or $(0.08) per share and $5,254,372, or $(0.16) per share, respectively. After giving effect to the share-based compensation expense, the pro forma net loss for the three and nine months ended September 30, 2005, was $3,308,543, or $(0.10) per share, and $7,025,643, or $(0.21) per share, respectively.

For SFAS 123 and now under SFAS 123(R), we use the Black-Scholes option valuation model to determine the fair value of granted stock options. Volatility assumptions used in the model are based on historical realized volatility. Under SFAS 123, we estimated that the expected life assumption for employee options was generally the contractual term of the option. However, since options granted to employees meet the definition of “plain vanilla” options defined in Staff Accounting Bulletin 107, under SFAS 123(R), our estimate of expected life is based on applying the Securities and Exchange Commission’s shortcut method defined in SAB 107. The shortcut method estimates the expected term based on the midpoint between the vesting date and the end of the contractual term. Under SFAS 123 and now under SFAS 123(R), the estimate of expected life for non-employee directors’ awards and awards to outside consultants is based on the contractual term of the award and the risk-free interest rate for all awards is based on the U.S. Treasury yield curve in effect at the time of the grant for issues with a term that approximates the expected life used as the assumption in the model.

No modifications were made to: (i) the type of instruments used in share-based compensation, (ii) the terms of share-based payment arrangements, or (iii) the outstanding share options, prior to the adoption of SFAS 123(R).

In April 2006, we awarded 10,000 non-transferable and immediately vested stock options to an independent consultant as compensation for sales services. The compensation was for services rendered prior to the date of the award and no further services were required to be rendered and no performance condition was required to be met before the options became fully exercisable. The options, which have a ten-year term, were issued under our 2004 Equity Plan and can only be settled through exercise and issuance of shares of our common stock. The options have been classified as equity and accounted for in accordance with SFAS 123(R), EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 00-18, Accounting for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The fair value of the options at the date of grant, $4.26 per share, was determined using the Black-Scholes model with the following assumptions: stock volatility – 62%; expected dividend yield – 0%; expected term – 10.0 years; risk-free interest rate – 5.0%. Expected stock volatility is based on historical realized volatility. The expected term is the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for issues with a term that approximates the expected life used as the assumption in the model. The total related consulting expense of $42,600 was recognized in the second quarter 2006 as marketing expense.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005 (Restated)

Revenues

Revenues consisted of research and development income related to the achievement of milestones and reimbursement of expenses under our agreement with Wyeth Consumer Healthcare, and royalty and licensing fee income from sales of products incorporating our CDT technology. Total revenues increased to $1,069,897 for the three months ended September 30, 2006, compared to $205,764 for the same period in 2005. The increase was primarily due to the recognition of research and development income attributable to a milestone payment of $500,000 and reimbursement of approximately $366,000 of research and development costs by Wyeth.

Royalty income decreased to $171,180 for the three months ended September 30, 2006, compared to $205,764 for the same period in 2005. The decrease reflects reduced royalty income from Archer-Daniels-Midland (“ADM”), Nutra and Nutraceutix as offset by a $143,479 increase in royalty income from Perrigo. As previously reported, in October 2005 we entered a strategic alliance with a subsidiary of the Perrigo Company pursuant to which Perrigo manufactures, markets, and sells certain dietary supplement products incorporating our CDT platform in the United States. Royalty income from ADM, Nutra, and Nutraceutix decreased due to the transition of sales and marketing activities to Perrigo. As a result of the amendment of the license agreement with ADM, we will not receive any additional royalties from ADM.

Licensing fees increased $19,231 during the three months ended September 30, 2006, due to the recognition of previously deferred licensing fee revenue associated with our license agreement with Wyeth Consumer Healthcare. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and is being amortized over the development period.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased to $166,380 for the three months ended September 30, 2006, compared to $56,948 for the same period in 2005. The increase was primarily due to increases of $45,310 in salaries and wages, $33,269 associated with the recognition of non-cash share-based compensation expense for employees, and $15,879 in advertising and promotion expenses related to participation in additional trade shows and conferences. Salaries and wages increased due to additional personnel and higher salaries. Additional expenses are planned as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased to $3,001,557 for the three months ended September 30, 2006, compared to $1,482,205 for the same period in 2005. The amendment to the license agreement with Temple University which reduced the royalty rate for prescription drugs under the salt patent resulted in an increase in expense of $400,000 during the three months ended September 30, 2006. The increase reflects payment of $400,000 to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of our board of directors. The amendment of the license agreement with ADM also increased expense by $400,000 during the three months ended September 30, 2006, due to: (i) a $200,000 payment to ADM, (ii) accrual of $250,000 associated with our obligation to pay ADM an additional $250,000 at the earlier of one year or the completion of a qualified securities offering, and (iii) accrual of $50,000 in other income from Perrigo based on its reimbursement of $50,000 of the first payment to ADM. The additional expense for 2006 reflects a $396,147 increase in clinical trials costs, the recognition of $171,126 non-cash share-based compensation expense, a $59,595 increase in material costs associated with development projects, and a $51,155 increase in rent. Increased rent expense reflects costs associated with the lease of additional space. We expect future research and development expenses related to clinical trials to increase as we continue development activities.

General and Administrative Expenses

General and administrative expenses increased to $1,251,692 for the three months ended September 30, 2006, compared to $611,232 for the same period in 2005. The increase for 2006 was primarily due to non-cash share-based compensation costs, consulting expenses associated with compliance with the Sarbanes-Oxley Act of 2002, external reporting and information technology services, and higher insurance costs. Non-cash share-based compensation costs increased by $405,316 due to the adoption of SFAS 123(R) and by $72,636 due to consulting expenses associated with the November 2005 advisory services agreement with Michael Taglich, Chairman of our board of directors. Consulting costs associated with development and implementation of internal controls, compliance with Section 404 of the Sarbanes-Oxley Act, external reporting and information technology services contributed $44,607 to the increase. Insurance expense increased $43,847 due to expanded coverage.

Other Income (Expense), Net

Other income (expense), which consists primarily of the costs associated with the unrealized loss on the fair value of warrants and interest income, decreased to ($180,232) for the three months ended September 30, 2006, compared to ($829,953) for the comparable period in 2005.

The decrease in other income (expense) was attributable to our recognition in the third quarter ended September 30,2005, of a ($537,921) non-recurring settlement cost associated with the sale of our probiotics division to Nutraceutix. Other income (expense) also decreased as a result of a $108,462 increase in interest income attributable to higher cash balances.

Unrealized loss on fair value of warrants did not change significantly in the third quarter ended September 30, 2006, compared to the same period in 2005. The unrealized loss represents the change in fair value of the liability associated with warrants issued in connection with our February 2004 private placement. The fair value is estimated using the Black-Scholes option pricing model and the loss recorded during the three months ended September 30, 2006, and 2005, resulted from an increase in the fair value of our common stock during those periods.

Net Loss

The net loss for the three months ended September 30, 2006, was $3,529,964 compared with a net loss (restated) of $2,774,574 for the comparable 2005 period. This increase was primarily due to our higher operating expenses, including costs associated with amendments to our license agreements with Temple University and ADM. The impact of these items on net loss was offset by an increase in revenue.

Comparison of the Nine Months Ended September 30, 2006 and 2005 (Restated)

Revenues

Revenues consisted of research and development income related to the achievement of performance-based milestones and reimbursement of expenses under our agreement with Wyeth Consumer Healthcare, and royalty and licensing fee income from sales of products incorporating our CDT technology. Total revenues increased to $1,441,922 for the nine months ended September 30, 2006, compared to $449,055 for the same period in 2005 primarily due to research and development income from recognition of a milestone payment of $500,000 and reimbursement of approximately $366,000 of research and development costs by Wyeth.

Royalty income increased to $504,744 for the nine months ended September 30, 2006, compared to $449,055 for the same period in 2005, primarily due to a $357,595 increase in income from Perrigo, and a $85,543 increase in income from Nutraceutix. These increases were offset by a $362,486 decrease in income from Nutra and a $24,965 decrease in income from ADM. As previously reported, in October 2005 we entered a strategic alliance with a subsidiary of the Perrigo Company pursuant to which Perrigo manufactures, markets, and sells certain dietary supplement products incorporating our

CDT technology in the United States. Royalty income from ADM and Nutra decreased due to the transition of sales and marketing activities to Perrigo. Royalty income from Nutraceutix, the buyer of our probiotics division, increased because during the nine months ended September 30, 2005, royalty receipts from sales of $167,795 by Nutraceutix were applied to the note receivable from the sale of the probiotics division and were not recognized as royalty income. Effective July 1, 2005, we began receiving royalties from Nutraceutix at a reduced rate.

Licensing fees increased $57,692 during the nine months ended September 30, 2006, due to the recognition of previously deferred licensing fee revenue associated with our license agreement with Wyeth Consumer Healthcare. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and is being amortized over the development period.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased to $541,875 for the nine months ended September 30, 2006, compared to $192,299 for the comparable period in 2005. The increase for 2006 was primarily due to increases of $149,876 in salaries and related expenses, the recognition of $42,600 in non-cash share-based compensation expense for an outside consultant, an $82,809 increase associated with the recognition of non-cash share-based compensation expense for employees, and a $42,318 increase in advertising and promotion costs. Salaries and wages increased due to additional personnel and higher salaries. Advertising and promotion costs increased due to participation in additional trade shows and conferences. Additional expenses are planned as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased to $5,960,799 for the nine months ended September 30, 2006, compared to $4,126,718 for the same period in 2005. The increase for 2006 reflects $800,000 in expense associated with amendments to our license agreements with Temple University and ADM, the recognition of $436,517 for non-cash share-based compensation expense, a $297,267 increase in clinical trials costs, a $121,379 increase in salaries and wages and employee benefits costs, a $54,390 increase in legal costs, and a $116,209 increase in rent. The increase in clinical trials costs reflects our increased development efforts in 2006. The increased salaries and benefits reflect higher salaries and related benefits.

The amendment to the license agreement with Temple University which reduced the royalty rate for prescription drugs under the salt patent resulted in an increase in expense of $400,000 during the nine months ended September 30, 2006. The increase reflects payment of $400,000 to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of our board of directors. The amendment of the license agreement with ADM also increased expense by $400,000 during the nine months ended September 30, 2006, due to: (i) a $200,000 payment to ADM, (ii) accrual of $250,000 associated with our obligation to pay an additional $250,000 at the earlier of one year or the completion of a qualified securities offering, and (iii) accrual of $50,000 in other income from Perrigo based on its reimbursement of $50,000 of the first cash payment to ADM.

The increased legal costs resulted from the write-off of certain capitalized patent costs for discontinued research and development initiatives. Increased rent expense reflects the cost associated with leasing additional space. We expect future research and development expenses to increase as we initiate additional clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses increased to $4,551,947 for the nine months ended September 30, 2006, compared to $1,967,929 for the same period in 2005. The increase for 2006 was primarily due to non-cash share-based compensation costs, expenses associated with compliance with the Sarbanes-Oxley Act of 2002, higher insurance costs and higher salaries and wages. Non-cash share-based compensation costs increased by $1,234,893 due to the adoption of SFAS 123(R) and by $255,570 due to consulting expenses associated with the November 2005 advisory services agreement with Michael Taglich, chairman of our board of directors. Consulting expenses, comprised of compliance costs associated with development and implementation of internal controls and compliance with Section 404 of the Sarbanes-Oxley Act, external reporting and information technology services, contributed $355,355 to the increase. Salaries and wages increased $216,046 due to increased personnel, and severance costs incurred in the first quarter of 2006. Insurance expense increased $218,057 due to expanded coverage.

Other Income (Expense), Net

Other income (expense) increased to $726,089 income for the nine months ended September 30, 2006, compared to $583,519 income for the same period in 2005. Other income (expense) consists primarily of unrealized gain on the fair value of warrants and interest income.

The increase in other income (expense) reflects the impact of a $537,921 decrease in other expense attributable to the recognition in the third quarter ended September 30, 2005, of non-recurring settlement costs associated with the sale of our probiotics division to Nutraceutix. Other income (expense) increased $275,492 due to an increase in interest income attributable to higher cash balances.

Unrealized gain on fair value of warrants decreased $514,989 during the nine months ended September 30, 2006 compared to the same period in 2005. The unrealized gain represents the change in fair value of the liability associated with warrants issued in connection with our February 2004 private placement. The fair value is estimated using the Black-Scholes option pricing model and the gain recorded during the nine months ended September 30, 2006, and 2005, resulted from a decline in the fair value of our common stock during those periods. During the first quarter 2006, warrants to purchase 25,000 shares of our common stock were exercised resulting in a reclassification to equity of $85,200 from the liability associated with the warrants.

Net Loss

The net loss for the nine months ended September 30, 2006, was $8,886,610 compared with a net loss (restated) of $5,254,372 for the comparable 2005 period. This increase was primarily due to our higher operating expenses, costs associated with amendments made to license agreements with Temple University and ADM agreements, and a lower unrealized gain on fair value of warrants. The impact of these items on net loss was offset by increases in revenue, and a decrease in other expense attributable to the recognition in 2005 of non-recurring settlement costs associated with the sale of our probiotics division to Nutraceutix.

Liquidity and Capital Resources

As of September 30, 2006, we had $18.2 million of working capital compared to $13.4 million as of December 31, 2005. We have accumulated net losses of approximately $45.2 million from our inception through September 30, 2006. We believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operations at planned levels through 2007.

Cash flows from operating activities—Net cash used in operating activities for the nine months ended September 30, 2006, was approximately $6.9 million compared to $5.4 million for the nine months ended September 30, 2005. Expenditures increased during this period due to increased research and development, general and administrative, and marketing activities in support of our increased development efforts and promotional activities. Expenditures also increased as a result of amendments made to certain licensing agreements.

Cash flows from investing activities—Cash flows provided by investing activities of $2.2 million primarily represent the receipt of $505,927 in note receivable payments from the buyer of our probiotics division and the application of maturing short-term investments during the nine months ended September 30, 2006, to fund operating activities.

Cash flows from financing activities—During the nine months ended September 30, 2006, we generated cash from financing activities of $11.6 million, primarily from the net proceeds of our common stock offering on April 21, 2006. In addition, we received cash of $669,050 from the exercises of warrants issued in connection with our 2003 and 2004 financings and outstanding stock options. During the nine months ended September 30, 2005, we generated cash from financing activities of $14.5 million primarily reflecting the $14.1 million of net proceeds from our private placement of common stock in February 2005, and proceeds of $473,085 from the exercises of outstanding stock options.

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

Our management has identified and implemented the following steps necessary to address the material weakness described above:

•	We continued to enhance the leadership and experience for the finance and accounting group. On June 8, 2006, we appointed Richard Levy as our Chief Financial Officer and Vice President of Finance. Mr. Levy had acted in this capacity on an interim basis since December 15, 2005. In addition, in June 2006, we hired a seasoned Controller with significant public company experience.

•	In 2005, we hired an assistant controller, and engaged outside contractors to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

•	We continue to work with an independent third party to assist our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

•	During the first, second, and third quarters of 2006, we implemented additional financial reporting processes and procedures and have effected a reorganization of our accounting and finance department in an effort to assure adequate review of complex, non-routine transactions.

•	We retained a specialized consultant to assist in our accounting for employee share-based compensation under SFAS 123(R).

We have completed testing of our internal control over financial reporting to determine if the material weakness has been remediated and we have determined that the controls are functioning properly. Management believes that our internal control over financial reporting is effective.

Other than as described above, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

We have incurred net losses since 2000, including net losses of $8.9 million during the first nine months of 2006, $8.9 million in 2005, $5.7 million in 2004 and $8.7 million in 2003. We have accumulated net losses of approximately $45.2 million from our inception through September 30, 2006, and we expect to continue to incur significant operating losses in the future.

We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. Our product development program may not lead to commercial products, either because our product candidates fail to be effective, are not attractive to the market, or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our net losses are likely to continue as we advance preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, and develop the infrastructure to support commercialization of our potential products.

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

We had approximately $18.3 million in cash, cash equivalents and short-term investments as of September 30, 2006, which we believe will be sufficient to fund our drug delivery business at current levels through 2007. We plan to raise additional capital to fund operations, conduct clinical trials, continue research and development projects and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

Our current and anticipated future reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of clinical trials by us or our partners, the submission of applications for regulatory approvals, the approval of our products by the FDA or foreign regulatory authorities or the commercialization of our products or could result in higher costs or lost product revenues. In particular, our contract manufacturers:

•	could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet clinical schedules or to commercialize our product candidates;

•	could terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us;

•	could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent marketing approval for our product candidates; and,

•	could breach, or fail to perform as agreed under, manufacturing agreements.

If we are not able to obtain adequate supplies for our product candidates, it will be more difficult to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities.

If we are unable to obtain raw materials and supplies, our development programs may be delayed and our costs increased.

Raw materials and packaging components essential to development of our product candidates are generally available from multiple suppliers. However, supplies of certain raw materials needed for our clinical trials or manufacturing are limited or available from one or only a few suppliers. In addition, materials necessary for manufacture of pseudoephedrine, one of our product candidates, are subject to regulation and other controls which impact availability. In such situations, increased prices, rationing and shortages can occur. While we attempt to identify alternative materials or suppliers, the nature of FDA restrictions could substantially lengthen the approval process for alternate sources of raw materials and adversely affect the timing and cost of our development programs.

We face intense competition in the drug delivery business, and our failure to compete effectively would decrease our ability to generate meaningful revenues from our products.

The drug delivery business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of controlled-release drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Some of our direct competitors in the drug delivery industry include Alza, Biovail, Depomed, Impax Laboratories, Labopharm, Penwest and SkyePharma.

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

Any of our products that have been or in the future are approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third-party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and/or a reduction in demand. Such cost containment measures and healthcare reforms could adversely affect our ability to sell our products. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of September 30, 2006, 38,030,699 shares of our common stock were outstanding, and there were 5,566,905 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Sales of a large number of shares could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

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

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1†	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University	X

10.2	Amended and Restated Exclusive License Agreement made as of August 10, 2006, by and between SCOLR Pharma, Inc. and Archer-Daniels-Midland Company	X

10.3†	Amendment No. 1 to Development and License Agreement dated as of September 22, 2006, by and between SCOLR Pharma, Inc. and Wyeth Consumer Healthcare	X

10.4†	Amendment to License Agreement dated as of August 10, 2006 between SCOLR Pharma, Inc. and Temple University	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, Inc.

Date: November 7, 2006	By:	/s/ Daniel O. Wilds
Daniel O. Wilds
Chief Executive Officer and President (Principal Executive Officer)

Date: November 7, 2006	By:	/s/ Richard M. Levy
Richard M. Levy
Chief Financial Officer and Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1†	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University	X

10.2	Amended and Restated Exclusive License Agreement made as of August 10, 2006, by and between SCOLR Pharma, Inc. and Archer-Daniels-Midland Company	X

10.3†	Amendment No. 1 to Development and License Agreement dated as of September 22, 2006, by and between SCOLR Pharma, Inc. and Wyeth Consumer Healthcare	X

10.4†	Amendment to License Agreement dated as of August 10, 2006, between SCOLR Pharma, Inc. and Temple University	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.