Form 10-K
period 2006-12-31
SCOLR Pharma, Inc.
filed 2007-03-13
CIK 934936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 001-31982

SCOLR Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1689591 (IRS Employer Identification No.)

3625 132nd Avenue S.E. Ste. 400 Bellevue, WA (Address of principal executive offices)	98006 (Zip Code)

Registrant’s telephone number, including area code: (425) 373-0171

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value per share (Title of each class)	Name of each exchange on which registered: American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $174 million, based upon the closing sale price on the American Stock Exchange reported for such date. Shares of the registrant’s common stock held by each officer and director and each person who owns more than 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock was 38,048,146 as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2007 annual meeting of stockholders. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

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

Overview

We are a specialty pharmaceutical company. Our corporate objective is to combine our formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platform to develop novel pharmaceutical, over-the-counter (OTC), and nutritional products. Our CDT platform is based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products.

Our innovative drug delivery technologies enable us to formulate tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours. Our platform is designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with a treatment program, and reduce side effects or increase drug safety. In addition, our technology can be incorporated into oral formulations to increase the solubility characteristics of previously non-soluble and sparingly soluble drugs without employing costly nano-crystalization micro-milling and coated particle technologies.

We have developed multiple private label extended release nutritional products incorporating our CDT platform that are sold in national retailers such as Wal-Mart, Kroger, and Meijer and provide us with royalty revenue. In October 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company for the manufacture, marketing, distribution, sale and use of certain dietary supplement products in the United States. We receive royalty payments based on a percentage of Perrigo’s net profits derived from the sales of products covered by our agreement.

In December 2005, Wyeth Consumer Healthcare, a division of Wyeth, licensed the worldwide rights to use our CDT platform for products containing ibuprofen. Ibuprofen is an analgesic typically used for the treatment of pain, fever and inflammation. Wyeth currently markets its ibuprofen products under the trade name Advil®. Pursuant to the agreement, Wyeth paid us an upfront fee, two milestone payments, and reimbursed us for certain research and development costs and expenses associated with the first product. In addition, Wyeth agreed to make additional payments upon achievement of specified milestones. Our agreement provides for payment of royalties based on a percentage of Wyeth’s annual net sales of ibuprofen based products utilizing our CDT technologies that are commercialized under our agreement.

We are also engaged in development of CDT-based extended release formulations of pseudoephedrine, ondansetron, rivastigmine, and risperidone, as well as immediate release formulations of raloxifene and fenofibrate. Pseudoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. Ondansetron is the drug in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. Raloxifene is the active ingredient in Evista®, Eli Lilly’s product for osteoporosis which uses a different solubilization technology. Fenofibrate is the drug in Tricor®, an Abbott product for hypercholesterolemia (elevated total cholesterol). Rivastigmine is the active ingredient in Exelon®, the Novartis drug for management of Alzheimer’s disease. .Risperidone is the active ingredient in Risperdal®, Janssen, L.P.’s product for the management of schizophrenia and bipolar mania. Each of the seven drugs referenced above have addressable market sales ranging between $0.5 billion and $1.5 billion as more fully described in the Product Development summary below. We are developing other products which have not been disclosed for competitive reasons, and are evaluating additional drugs as potential development candidates for expanding our growing portfolio of CDT applications.

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

We seek collaborative arrangements and alliances with corporate partners, licensors, and licensees to provide funding for the research, development, clinical testing, manufacturing, marketing, and commercialization of our product candidates. Controlled-release drug delivery technologies such as our CDT platform can be applied to reformulate existing drugs and extend the patent protection, thereby improving product release profiles and defending important revenue streams for pharmaceutical companies. Many pharmaceutical and specialty pharmaceutical companies have also successfully utilized controlled-release technologies to develop product line extensions.

We expect to seek collaborations in order to advance the manufacturing, selling, and marketing of our potential products. However, based on an evaluation of each product opportunity, we may consider establishing limited manufacturing or sales and marketing capabilities to better maintain control over product development timelines and to capture more of their economic value of the opportunity. We do not currently have commercialization or manufacturing capabilities.

In 2006 and 2005, we spent $7.7 million and $5.9 million, respectively, on product research and development. We plan to increase our research and development expenditures as we expand our development projects.

Commercial Relationships

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

Perrigo Company. On October 20, 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company. Perrigo is a leading global healthcare supplier and the world’s largest manufacturer of OTC pharmaceutical and nutritional products for the store brand and contract manufacturing markets. Under the agreement, we granted a license to our CDT technology to Perrigo for the manufacture, marketing, distribution, and sale of specific dietary supplements in the United States. In addition, Perrigo may request that we develop additional dietary supplement products that use our technology to be added to the agreement. Subject to certain exceptions described in the agreement, the license we granted to Perrigo is exclusive. We receive royalty payments based on Perrigo’s net profits derived from the sales of products subject to the agreement. The first product shipments by Perrigo began in the first quarter of 2006. Perrigo introduced three additional once-daily CDT based private label products during the fourth quarter of 2006.

Wyeth Consumer Healthcare. On December 21, 2005, we entered a licensing agreement with Wyeth Consumer Healthcare, a division of Wyeth, granting Wyeth exclusive worldwide rights to use our CDT platform for the development, manufacture and commercialization of products containing ibuprofen. Wyeth is one of the world’s premier consumer healthcare companies and the leading provider of ibuprofen products. Wyeth agreed to use its commercially reasonable efforts to research and develop at least one ibuprofen product for the purposes of seeking regulatory approval for the commercialization of that product and we will receive certain minimum royalty payments for this product under the agreement. We will work with Wyeth on a coordinated development program designed to complete the clinical development and commercialization of the initial ibuprofen product. We have the right to participate in the development of any additional products containing ibuprofen utilizing CDT technology that Wyeth seeks to advance.

Wyeth paid us research and development fees and a milestone payment during 2006, and has agreed to pay additional fees upon the achievement of specified milestones. In addition, Wyeth paid us a second milestone during January 2007. Wyeth also agreed to pay us a licensing fee and a technology transfer fee upon the completion of certain specified events associated with additional products containing ibuprofen. The agreement provides for quarterly royalty payments based upon a percentage of Wyeth’s annual net sales of products covered by the agreement on a product-by-product basis. There are currently no extended release formulations of ibuprofen approved for use in North America.

BioCryst. On September 5, 2006, we entered into a research collaboration with BioCryst Pharmaceuticals to develop an oral formulation of peramivir, a promising antiviral compound using our CDT platform. Peramivir is a novel therapeutic being developed by BioCryst for treatment of seasonal and life threatening influenza with a focus on intravenous and intramuscular delivery. The goal of the collaboration is to develop an oral delivery system for peramivir that improves bioavailability.

Archer Daniels Midland. On March 8, 2002, we entered into an exclusive patent license agreement with Archer Daniels Midland Company (ADM) which granted ADM an exclusive license and right of first refusal to develop and market certain dietary supplement and nutraceutical products using our CDT technology platform. We developed an extended release formulation for use in soy isoflavones for ADM and received royalties based on a percentage of net sales. On August 10, 2006, we amended our agreement with ADM to limit the license granted to certain dietary supplements containing isoflavones. The amended agreement provides ADM with the worldwide, exclusive right to use certain of our technology for isoflavone products on a royalty free basis. The amendment also eliminated rights of first refusal and other rights previously granted to ADM. We believe the amended agreement will facilitate the introduction of additional dietary supplements through our alliance with Perrigo. In connection with the amendment, we paid ADM $200,000 and agreed to pay an additional $250,000 at the earlier of August 10, 2007, or the completion of a securities offering of not less than $10 million. Perrigo reimbursed us for $50,000 of the first payment to ADM and has agreed to reimburse us for $50,000 of the additional payment.

Nutraceutix. As of December 31, 2003, we completed the sale of our probiotics development and manufacturing activities to Nutraceutix, Inc. In connection with the sale, we granted Nutraceutix the right to manufacture and sell certain products utilizing our CDT technology. On August 3, 2005, we entered into a settlement and amended agreement with Nutraceutix which, among other things, restricted the license granted to

Nutraceutix to use our CDT technology for sales to a limited number of designated customers. The settlement provided for Nutraceutix to pay us royalties on the sale of products incorporating CDT technology at a reduced rate from July 2005, until termination of its license on December 31, 2007, subject to extension for an additional year under certain circumstances.

Our CDT Platform

We believe that our proprietary CDT platform has the potential to significantly improve a large universe of oral pharmaceutical, OTC, and nutritional products. Our CDT platform is designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, assure greater patient compliance with a treatment program, and reduce side effects or increase drug safety by releasing drug dosages at specific times or to specific locations in the body. Our proprietary CDT technologies can be used in solid oral dosage formulations to yield tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours.

Oral administration is the preferred route for drug delivery, owing to its convenience and ease of use. However, many orally-administered, immediate-release drug products are rapidly utilized by the body, thereby requiring repeat administration throughout the day. Consequently, patient non-compliance can be a significant problem for many of these products. Our oral controlled-release technologies can eliminate the need for multiple daily dosing by extending the release of the active drug component so that the product maintains its therapeutic usefulness over a longer period of time. In addition, lowering the peak levels of certain drugs in the blood by extending their release profile may reduce the adverse effects associated with these drugs.

Our CDT platform represents a robust and simple approach to drug tablet and capsule formulation which employs a low cost simplified manufacturing process utilizing conventional granulation, blending, and compression equipment in a two or three-step process. Our controlled-release tablet and capsule formulations contain readily available and generally-regarded-as-safe (GRAS) excipients (i.e., non-active ingredients such as combinations of hydrophilic polymers and amino acids or electrolytes). These excipients are used to modulate the release rate of the drug within the CDT tablet to provide predictable delivery profiles. These profiles include attaining sustained-release with improved linearity or zero-order kinetics.

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

Our CDT platform is based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. In aggregate, our amino acid, salt-based, and dual polymer technologies offer a range of formulation alternatives capable of addressing some of the most challenging hurdles in oral drug delivery, including zero order kinetics, poorly soluble active ingredients, and ingredients that are difficult to tablet. Our issued patents are summarized below:

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

•

Salt Patent—(U.S. Patent No. 6,090,411 issued July 18, 2000). This technology provides for the controlled and programmable release of the active pharmaceutical ingredient (API) with zero-order kinetics through dry blending and direct compression of a salt, a polymer, and the API. We believe that this salt-based technology provides several advantages over comparable sustained-release technologies: 1) our technology employs a comparatively simple, two-step manufacturing process (involving no granulation), and the dry blending of a selected salt and polymer to create a dry matrix; 2) our salt patent platform is broadly applicable to dietary supplements, OTC products and prescription pharmaceuticals, and yields extremely rugged tablets; 3) the in-vitro dissolution results of these tablets are not affected by drug solubility, pH, tablet size or configuration, tablet hardness, or friability; and, 4) our technology uses GRAS excipients manufactured with standard pharmaceutical processing equipment thereby enabling cost-effective production.

•

Amino Acid Patents—(U.S. Patent No. 6,517,868 issued February 11, 2003 and U.S. Patent No. 6,936,275 issued August 30, 2005). These technologies employ a controlled-release matrix system based on the application of amino acids, gums and polymers via hydrophobic/polar interaction which improves solubility and, possibly, permeability. Our amino acid technologies are designed to offer simpler solutions to certain difficult formulation challenges. For example, our amino acid technologies are designed to successfully deliver poorly soluble drugs which are difficult and costly to formulate and produce using currently available manufacturing techniques and processes.

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

Product Development

Our proprietary drug delivery technologies are applicable to a wide range of drugs with different physical and chemical properties including water soluble and insoluble drugs as well as high dose and low dose drugs. Using our CDT platform, we can formulate drugs with precise release profiles. In selecting product candidates for development, we generally focus on the applicability of our platform to a particular compound and benefits to patients, as well as market size, patent protection, and other factors.

Our CDT technology has been used to develop several dietary supplement products that are currently manufactured and distributed by third parties. We currently receive royalties and other payments from the sale of products that incorporate our CDT technology, including combinations of glucosamine and chondroitin, niacin, and other dietary products. These sales are being generated through our alliance with Perrigo, including relationships with retailers such as Wal-Mart, or by sales through Nutraceutix, our former probiotics division. Our CDT Glucosamine and Chondroitin product is currently available nationwide in more than 10,000 retail outlets, including Wal-Mart (under the Spring Valley label), Kroger, and Meijer.

We have also applied our CDT platform to a portfolio of more than twenty potential pharmaceutical targets on a preclinical demonstration basis. These target candidates include existing analgesic, cardiovascular, diabetes, nausea, and pulmonary products. We have an internal development program targeting a select group of significant, existing drugs for reformulation in an effort to demonstrate the applicability and viability of our CDT platform. We are engaged in development of CDT-based extended release formulation of a number of products, including ibuprofen, pseudoephedrine, ondansetron, rivastigmine, and risperidone, as well as immediate release formulations of raloxifene and fenofibrate. We are currently evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications.

The following table summarizes information regarding our current primary target candidates. This table is qualified in its entirety by reference to the more detailed descriptions contained elsewhere in this Form 10-K.

Lead Products	Application	Potential Advantages	Status	Total Global Market Estimate(1)

Ibuprofen	OTC Analgesic	—First extended release OTC ibuprofen —1 tablet vs. 3 every 12 hrs. —Lower cost —Patent protected	—Licensed to Wyeth Consumer Healthcare, Q4 2005	$ 8 billion (OTC analgesic)

Pseudoephedrine	OTC Decongestant	— 1/3rd size of existing OTC product(s) —Lower cost —Patent protected	—ANDA trials completed, Q2 2005 —ANDA submission planned 2007	$ 1 billion combined market in 2005

Raloxifene	Rx Osteoporosis	—Less drug for similar results(2) —Simplified manufacturing —Lower cost —Patent protected	—Human pilot studies completed, Q3 2005 and Q4 2006 —Results positive(3)	$ 1 billion

Ondansetron	Rx Anti-Nausea	—Improved absorption(2) —1 tablet vs. 3 every 24 hrs. —Simplified manufacturing —Lower cost —Patent protected	—Human pilot studies dosing completed, Q4 2005 and Q4 2006 —Results positive(3)	$ 1.6 billion

Fenofibrate	Rx Cholesterol Management (Hypercholesterolemia)	—Less Drug for similar results — Simplified manufacturing —Alternative to nanocrystalization —Lower cost —Patent protected	—Formulation work completed. —Human studies planned 2007	$ 1.0 billion

Neuraminidase Inhibitor	Antiviral	—Oral vs. injection —Patent protected	—Formulation work in progress	>$ 1.0 billion

Rivastigmine	Rx Alzheimer’s Disease	—1 tablet vs. 2 every 24 hrs. —Patent protected —Improved convenience —Improved tolerance	—Formulation work in progress.	$ 0.5 billion

Risperidone	Anti-psychotic	—1 tablet vs. 2 every 24 hrs. —Simplified manufacturing —Lower cost —Patent protected	—Formulation work in progress.	$ 1.8 billion

(1)	Current market estimates based on market data sources including IMS, Datamonitor, industry analysts, and public company disclosures by industry participants.
(2)	Based on initial animal study and clinical results.
(3)	Development projects are subject to significant risks and uncertainties described under Item 1A of this annual report.

Development Status of Lead Products

•

Ibuprofen—We developed an extended release formulation of ibuprofen based on our CDT platform which we licensed to Wyeth in December 2005. There are currently no extended release formulations of ibuprofen approved for use in North America. Based on industry sources, we estimate that North American sales of ibuprofen are more than $1 billion per year.

•

Pseudoephedrine—We completed human testing of our 12-hour CDT-based pseudoephedrine tablets and expect to file an Abbreviated New Drug Application (ANDA) submission with the U.S. Food and Drug Administration (FDA) during 2007. We believe our formulation will offer attractive tablet size and cost advantages when compared to similar tablets already on the market. During 2006, we developed formulations of extended release phenylephrine, an ingredient widely used as a substitute for pseudoephedrine in decongestant products. Our clinical testing of a non-optimized formulation provided valuable data and insight into the challenges of developing an extended release phenylephrine. While we believe our platform has the potential to overcome these development hurdles, we have determined to discontinue development of phenylephrine and focus our resources on development of our extended release formulation of pseudoephedrine. Based on industry sources, we estimate that North American sales of products containing pseudoephedrine have been more than $1 billion per year. However, our ability to commercialize products containing pseudoephedrine may be adversely impacted by legislative and market changes relating to diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug.

•

Raloxifene—We completed initial human clinical evaluations of a CDT-based immediate release raloxifene formulations during 2005 and 2006. The results of those trials supported the advancement of an additional formulation and human clinical work. Raloxifene is used to prevent and treat osteoporosis. Additional studies are planned for 2007 to provide further insight into the capabilities of the amino acid technology and our ability to enhance bioavailability as well as to support development of a raloxifene product. Evista® is Eli Lilly’s immediate release raloxifene product for osteoporosis utilizing a more complex solubilization technology. In 2006, Eli Lilly reported more than $1 billion in global sales of Evista.

•

Ondansetron—We successfully completed initial pilot bioavailability testing of our refined 24 hour CDT-based ondansetron formulation in Canada. The results indicate that our amino acid formulation technology is capable of producing a once daily sustained release ondansetron tablet. Ondansetron HCl is the active ingredient in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. In 2006, GlaxoSmithKline reported over $1.6 billion in global sales of Zofran. In addition, several immediate release generic versions of ondansetron were approved by the FDA during late 2006.

•

Neuraminidase Inhibitor—We have initiated development of an oral formulation of peramivir as part of a research collaboration with BioCryst Pharmaceuticals. Peramivir is part of a new class of antiviral agents that inhibit influenza neuraminidase, an enzyme essential for the influenza virus to spread and infect its hosts. The compound was designed to treat and prevent various types of flu and may have utility against strains including influenza A and B, avian influenza, and other life-threatening sub-types that have shown resistance to currently available therapies. The goal of the collaboration is to develop an oral delivery system for peramivir that improves bioavailability.

•

Fenofibrate, Rivastigmine, and Risperidone—We have initiated development work on an immediate release formulation of fenofibrate as well as extended release versions of Rivastigmine and risperidone. Fenofibrate is the active ingredient in Tricor®, an Abbot product for hypercholesterolemia (elevated total cholesterol). Industry analysts estimated Abbot global sales of Tricor were more than $1 billion for 2006. Rivastigmine is used for the management of Alzheimer’s disease and is marketed by Novartis as Exelon®. Novartis reported global sales of Exelon of approximately $0.5 billion during 2006. Risperidone is an anti-psychotic for management of schizophrenia and bipolar mania and is marketed by Janssen, L.P. as Risperdal®. Industry analysts estimated global sales of Risperdal by Janssen were more than $1.8 billion for 2006.

Intellectual Property

We believe that patent and trade secret protection of our CDT platform are important to our business and that our success will depend in part on our ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection and operate without infringing the proprietary rights of others. We have rights to four U.S. patents and three federal trademark registrations. Our policy is to pursue registrations for all of the trademarks associated with our key products and technologies. Our registered trademarks include: “CDT,” the CDT logo and design, and “SCOLR.”

Our CDT platform is based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. Our intellectual property includes two U.S. patents licensed exclusively to us by Temple University and two patent rights assigned to us by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. Dr. Fassihi currently serves on our board of directors and is a consultant. Dr. Fassihi is also one of the inventors of the two patents licensed to us by Temple University. We are obligated to pay annual license maintenance fees, share in some up-front payments from customers, and pay royalties based on product sales with respect to the CDT patents licensed from Temple University or assigned to us by Dr. Fassihi. A portion of the royalty payment we make to Temple University is paid to Dr. Fassihi by Temple. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products or processes.

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

Competition

Our business is highly competitive and is affected by new technologies, government regulations, availability of financing, and other factors. In the drug delivery field, examples of our major competitors include Alza Corporation, Biovail, Inc., Penwest Pharmaceutical Co., SkyePharma PLC, Elan Corporation, PLC, Flamel Technologies, Inc., Impax Laboratories, Inc., Labopharm, Inc., and KV Pharmaceutical Company. The successful development and commercialization of major controlled delivery prescription drugs can take five or more years and millions of dollars of research and clinical trials. These major competitors generally are better funded and equipped to fully realize the potential from new and unique patented drug delivery systems and are in possession of significantly stronger financial and research and development resources.

Manufacturing

We do not have commercial scale manufacturing facilities. Accordingly, we have to rely on third party manufacturers of the products we are evaluating in clinical trials. We currently have agreements with Cardinal Health, Inc., UPM Pharmaceuticals, Inc., and Stason Pharmaceuticals, Inc. for the manufacture of our CDT ibuprofen, pseudoephedrine, raloxifene, ondansetron, and fenofibrate. We also work with Perrigo and Nutraceutix regarding the manufacturing of dietary supplements containing our CDT technology.

Sources and Availability of Raw Materials and Principal Suppliers

Our technology allows for the use of conventional, readily available, generally regarded as safe (GRAS) excipients. A wide variety of materials can be used for our controlled delivery formulation development and are available from a large number of manufacturers and distributors. The active chemical raw materials essential to our business are generally readily available from multiple sources in the United States and throughout the world. Certain raw materials used in the manufacture of our products are, however, available from limited sources and, in some cases a single source. Any curtailment in the availability of such raw materials could result in production or other delays and, in the case of products for which only one raw material supplier exists or has been approved by the FDA, could result in material loss of sales with consequent adverse effects on our business and results of operations. During 2006, regulatory restrictions impacted our ability to obtain commercial quantities of pseudoephedrine and resulted in delays to our development program. Also, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We obtain a portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

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

Employees

As of December 31, 2006, we employed 25 full time employees. None of our employees are represented by labor unions. We believe our relationship with employees is good.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following are our current executive officers and their ages as of March 1, 2006:

Name	Age	Office	Position Since
Daniel O. Wilds	58	President and Chief Executive Officer	2003
Stephen J. Turner	36	Vice President, Chief Technical Officer	2003
Alan M. Mitchel	50	Senior Vice President of Business and Legal Affairs	2005
Richard M. Levy	48	Vice President of Finance and Chief Financial Officer	2005

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

Stephen J. Turner has worked for SCOLR Pharma since the fall of 1999 and primarily has been responsible for the commercialization and application of our CDT platform. In 2003, Mr. Turner was promoted to our Vice President and Chief Technical Officer. In addition to Mr. Turner’s involvement in our growth and application of our technology platform, he is named on one patent issued to SCOLR, has contributed to numerous additional patent filings, has published articles in industry related publications, and has presented his research findings at numerous academic seminars and symposia. Mr. Turner is an active member in scientific organizations including AAPS (American Association of Pharmaceutical Scientists) and the Controlled Release Society. Mr. Turner holds a BS in biology with a minor in geochemistry from Western Washington University.

Alan M. Mitchel has worked for SCOLR Pharma since January 2005 as Senior Vice President of Business and Legal Affairs and Chief Legal Officer. For more than five years prior to joining us, Mr. Mitchel practiced corporate law with private law firms in Seattle and Miami. Mr. Mitchel received an LLB from Duke University School of Law.

Richard M. Levy was appointed Chief Financial Officer and Vice President of Finance on June 8, 2006, and served as interim Chief Financial Officer and Vice President of Finance commencing December 15, 2005. Mr. Levy has over two decades of experience in financial institutions as a chief financial officer, controller, consultant and auditor. He served as the corporate controller for Safeco Insurance, and prior to that the CFO for the specialty finance segment and corporate controller for Washington Mutual Bank. Mr. Levy worked for Bank of America for seven years. His experience there included serving as the senior vice president and controller of Bank of America Texas operations and also included coordinating all accounting activities and acting as chief financial officer for new acquisitions, including acquisitions of community banks and the transition process into a larger holding company. His work at Bank of America also included international financial management experience in its international private banking and world banking divisions. His corporate financial duties included serving as director and as chief financial officer of various Bank of America subsidiaries. Mr. Levy earned his BA in business economics and accounting from the University of California, Santa Barbara and is licensed as a CPA in Washington State.

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

We have incurred net losses since 2000, including net losses of $10.7 million in 2006, $8.9 million in 2005, and $5.7 million in 2004. We have accumulated net losses of approximately $47.1 million from our inception through December 31, 2006, and we expect to continue to incur significant operating losses in the future.

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

We have funded our operations primarily through the issuance of equity securities to investors and may not be able to generate positive cash flow in the future. We expect that we will need to seek additional funds through the issuance of equity securities or other sources of financing during 2007. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease our operations.

We do not have sufficient cash to fund the development of our drug delivery operations. If we are unable to obtain additional equity or debt financing in the future, we will be required to delay, reduce or eliminate the pursuit of licensing, strategic alliances and development of drug delivery programs.

We believe that our cash on hand, including our cash equivalents, will be sufficient to fund our drug delivery business at planned levels through early 2008. We will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

Additional equity or debt financing may not be available to us on acceptable terms, or at all. If we raise additional capital by issuing equity securities, substantial dilution to our existing stockholders may result which could decrease the market price of our common stock due to the sale of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future. In addition, the terms of any equity financing may adversely affect the rights of our existing stockholders. If we raise additional funds through strategic alliance or licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that are unfavorable to us, which could substantially reduce the value of our business.

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

In order to obtain regulatory approvals for the commercial sale of potential products utilizing our CDT platform, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy, or in certain cases, the bioequivalence, of the products. However, we or our collaborators may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the appropriate regulatory agency objects or for other reasons, including:

•	unexpected delays in the initiation of clinical sites;

•	slower than projected enrollment of eligible patients;

•	competition with other ongoing clinical trials for clinical investigators or eligible patients;

•	scheduling conflicts with participating clinicians;

•	limits on manufacturing capacity, including delays of clinical supplies; and,

•	the failure of our products to meet required standards.

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

Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA or other regulatory agency to approve the product. If clinical trials do not show any potential product to be safe, efficacious, or bioeqivalent, or if we are required to conduct additional clinical trials or other testing of our products in development beyond those that we currently contemplate, we may be delayed in obtaining, or may not obtain, marketing approval for our products. Our product development costs may also increase if we experience delays in testing or approvals, which could allow our competitors to bring products to market before we do and would impair our ability to commercialize our products.

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

Our ability to commercialize products containing pseudoephedrine may be adversely impacted by retail sales controls, legislation, and other measures designed to counter diversion and misuse of pseudoephedrine in the production of methamphetamine, an illegal drug.

We are engaged in the development of an extended release formulation of pseudoephedrine. On March 10, 2006, Congress enacted the Patriot Act, which included the Combat Methamphetamine Epidemic Act of 2005. Among its various provisions, this national legislation placed restrictions on the purchase and sale of all products containing pseudoephedrine and imposed quotas on manufacturers relating to the sale of products containing pseudoephedrine. Many states have also imposed statutory and regulatory restrictions on the manufacture, distribution and sale of pseudoephedrine products. We believe that such quotas and restrictions resulted in delays in obtaining materials necessary for the development of our pseudoephedrine product. While we have obtained sufficient supplies to support the planned submission of our ANDA with the FDA in 2007, our ability to commercialize products containing pseudoephedrine and the market for such products may be adversely impacted by existing or new retail sales controls, legislation and market changes relating to diversion and misuse of pseudoephedrine in the production of methamphetamine.

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

If our existing or new collaborations are not successful, we will have to establish our own capabilities or discontinue commercialization of the affected product. Developing our own capabilities would be expensive and time consuming and could delay the commercialization of the affected product.

Some of our products are being developed and commercialized in collaboration with corporate partners. Under these collaborations, we may be dependent on our collaborators to fund some portion of development, to conduct clinical trials, to obtain regulatory approvals for, and manufacture, market and sell products using our CDT platform.

We have very limited experience in manufacturing, marketing and selling pharmaceutical products. There can be no assurance that we will be successful in developing these capabilities.

Our existing collaborations may be subject to termination on short notice. If any of our collaborations are terminated, we may be required to devote additional resources to the product covered by the collaboration, seek a new collaborator on short notice or abandon the product. The terms of any additional collaborations or other arrangements that we establish may not be favorable to us.

Our collaborations or other arrangements may not be successful because of factors such as:

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

We do not have commercial scale facilities to manufacture any products we may develop in accordance with requirements prescribed by the FDA. Consequently, we have to rely on third party manufacturers of the products we are evaluating in clinical trials. There can be no assurance that any third parties upon which we rely for our products in clinical development will perform. We currently rely on Cardinal Health PTS, LLC for the production of a number of our product candidates. Cardinal Health PTS, LLC is involved with an ownership transition that could impact its ability to provide services for us. If there are any failures by these third parties, they may delay development of or the submission of products for regulatory approval, impair our collaborators’ ability to commercialize products as planned and deliver products on a timely basis, require us or our collaborators to cease distribution or recall some or all batches of our products or otherwise impair our competitive position, which could have a material adverse effect on our business, financial condition and results of operations.

The manufacture of any of our products is subject to regulation by the FDA and comparable agencies in foreign countries. Any delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the communication of our products and our business, financial condition, and results of operations.

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

The success of our operations will depend to a great extent on the collective experience, abilities and continued service of relatively few individuals. We are dependent upon the continued availability of the services of our employees, many of whom are individually key to our future success. For example, if we lose the services of our President and CEO, Daniel O. Wilds, or our Vice President and Chief Technical Officer, Stephen J. Turner, we could experience a negative impact on our ability to develop and commercialize our CDT technology, our financial results and our stock price. We also rely on members of our scientific staff for product research and development. The loss of the services of key members of this staff could substantially impair our ongoing research and development and our ability to obtain additional financing. We do not carry key main life insurance on any of our personnel.

In addition, we are dependent upon the continued availability of Dr. Reza Fassihi, a member of our board of directors with whom we have a consulting agreement. The agreement may be terminated by either party on 30- days’ notice. If our relationship with Dr. Fassihi is terminated, we could experience a negative impact on our ability to develop and commercialize our CDT technology.

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

As of March 1, 2007, 38,048,146 shares of our common stock were outstanding, and there were 4,707,497 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Sales of a large number of shares could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities. We will need to seek additional funds through the issuance of equity securities or other sources of financing during 2007. The issuance of a large number of additional shares of our common stock upon the exercise or conversion of outstanding options or warrants or in an equity financing transaction could cause a decline in the market price of our common stock due to the sale of a large number of shares of our common stock in the market, or the perception that these sales could occur.

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

Our corporate headquarters, including administrative offices and research and development facilities, are located approximately 15 miles east of Seattle, Washington at 3625 132nd Avenue SE, Bellevue, Washington 98006. The property, consisting of approximately 14,600 square feet, is leased until September 30, 2008. In May 2006, we entered into a lease agreement for 8,544 rentable square feet of commercial space at 13221 SE 26th Street, Bellevue, Washington. The lease has a term of five years and we expect to use the additional space for research and development activities.

Item 3.	Legal Proceedings

We are not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Commencing on February 6, 2004, our common stock has been traded on the American Stock Exchange under the symbol “DDD.” Prior to February 6, 2004, our common stock traded in the over-the-counter bulletin board (OTCBB) under the symbol “SCLL.”

The last sale price of our common stock as reported on the American Stock Exchange on March 1, 2007, was $3.41 per share. The following table sets forth the range of high and low close prices for our common stock as reported on the American Stock Exchange for each full quarterly period from January 1, 2005, through December 31, 2006.

COMMON STOCK

	High	Low
2005
First Quarter	$4.90	$3.98
Second Quarter	4.05	2.90
Third Quarter	4.58	3.40
Fourth Quarter	5.87	3.89

2006
First Quarter	$8.00	$5.49
Second Quarter	5.85	4.52
Third Quarter	6.00	4.69
Fourth Quarter	5.89	4.36

As of March 1, 2007, we had 1,339 stockholders of record. We have not paid or declared any dividends upon our common stock since inception and do not contemplate or anticipate paying any dividends upon the common stock in the foreseeable future.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total returns on our common stock since December 31, 2001, with the cumulative total return of companies included in the AMEX Composite Index and the AMEX Pharmaceutical Index. The graph assumes that $100 was invested on December 31, 2001 in our common stock and in each of the indexes. All values assume reinvestment of the pretax value of dividends paid by companies included in these indexes and calculated as of December 31 of each year. We paid no dividend during the period. The data points used for the performance graph are listed in the chart below.

December 31,	2001	2002	2003	2004	2005	2006
SCOLR Pharma, Inc.	$100.00	$167.92	$403.77	$926.42	$1,107.55	$886.79
AMEX Composite Index	$100.00	$97.26	$138.45	$169.22	$207.53	$242.62
AMEX Pharmaceutical Index	$100.00	$78.31	$88.03	$83.05	$83.93	$90.51

Information relating to our equity compensation plans is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders. Additional information regarding our equity compensation plans is provided in Note 14 to our financial statements in this annual report.

Item 6.	Selected Financial Data

The following selected financial data are derived from our financial statements. The data should be read in connection with the financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2006(1)	2005(1)	2004(1)	2003	2002
STATEMENT OF OPERATIONS DATA:
Net revenues	$2,278,449	$635,407	$441,993	$6,594,073	$6,514,243
Cost of revenues	—	—	—	4,576,679	5,136,609
Gross profit	2,278,449	635,407	441,993	2,017,394	1,377,634
Selling, general and administrative	7,050,961	3,553,915	2,908,905	4,673,008	3,105,990
Research and development	7,692,903	5,878,290	2,603,361	403,186	540,826
Loss from operations	(12,465,415)	(8,796,798)	(5,070,273)	(3,058,800)	(2,269,182)
Other income and expense, net	1,722,185	(89,265)	(677,408)	(5,683,737)	(391,970)

Net loss	$(10,743,230)	$(8,886,063)	$(5,747,681)	$(8,742,537)	$(2,661,152)

BALANCE SHEET DATA:
Cash and cash equivalents	$15,217,946	$10,928,442	$6,758,860	$1,282,656	$257,382
Short-term investments	993,542	2,391,775	—	—	—
Working capital	16,239,020	13,398,326	6,318,119	817,107	(145,692)
Total assets	18,494,480	15,680,087	9,960,478	5,507,944	3,910,013
Long term obligations	—	—	3,137	50,979	1,094,296
Fair value of warrants to purchase common stock	1,171,045	2,230,457	2,133,160	—	—
Temporary equity	—	9,147,484	1,415,974	—	—
Accumulated deficit	(47,053,678)	(36,310,448)	(27,424,385)	(21,676,704)	(12,934,167)
Stockholders’ equity	16,123,635	3,370,805	5,284,178	3,085,523	1,128,083

PER SHARE DATA:
Net loss	(0.29)	(0.26)	(0.19)	(0.41)	(0.13)
Weighted average shares of common stock outstanding	37,155,613	34,323,934	29,781,604	21,518,982	20,124,161

No cash dividends have been declared.

(1)	The sale of our probiotics assets was effective as of December 31, 2003. As a result of this sale our financial results for 2006, 2005 and 2004 do not include operations of the probiotics unit.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs, and dietary supplement products that use our patented CDT technology. Our drug delivery business generates royalty revenue from CDT-based sales in the dietary supplement markets. However, we will continue to incur significant net losses as we advance preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of our potential products. Our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform. Our results of operations going forward will be dependent on our ability to commercialize our products and technology and generate royalties, development fees, milestone and similar payments.

We have generated substantially all of our working capital through the sale of securities. On April 21, 2006, we raised approximately $11.9 million in gross proceeds through a registered direct offering of 2,370,100 shares of our common stock at $5.00 per share. Net proceeds of the offering were approximately $10.9 million after placement agent fees of approximately $711,000 and other direct and incremental offering costs. On February 8, 2005, we raised approximately $15.0 million in gross proceeds through a private placement of 3,750,000 shares of our common stock. On February 24, 2004, we raised approximately $10.4 million in gross proceeds through a private placement of 3,206,538 shares of our common stock and warrants to purchase 801,636 shares of common stock. On November 16, 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. Under this process, we may offer from time-to-time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million. As of December 31, 2006, approximately $28 million remains available for issuance under this shelf registration statement.

Critical Accounting Policies and Estimates

The financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of December 31, 2006, have been taken into consideration in preparing the financial statements. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, therefore, actual results could differ from those estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

We generate revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology. We must exercise judgment and use estimates to determine the amount of revenue to recognize each period. Revenue under collaborative arrangements may take the form of up-front payments, payments for milestones, reimbursement of research and development costs, and licensing payments. We recognize license revenue from intellectual technology agreements. The payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

Research and Development Income. Revenues from milestone payments are recognized when the milestone has been achieved, as long as the achievement of the milestone was not reasonably assured at the inception of the arrangement, there was substantial effort involved in achieving the milestone, the amount of the milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone, and the payment is non-refundable. Each milestone event must have substance, and must represent the achievement of specific defined goals. Reimbursements of research and development expenses we incur in connection with collaborative agreements are recognized as revenue at the time these amounts are determined to be measurable, reliable, and collectable.

Our judgment in determining the collectability of amounts due impacts the timing of revenue recognition. Credit worthiness and collectability are assessed, and when a party is not deemed credit worthy, revenue is recognized when payment is received. We also assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and use estimates and judgments in determining if the fees associated with a license arrangement are fixed or determinable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of up-front payments, license fees, research and development income, and royalty income revenue to be recognized each period.

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

Deferred Taxes—Valuation Allowance

We make estimates and use our judgment in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which we made such determination. At December 31, 2006, we had recorded full valuation totaling approximately $13.2 million against our net deferred tax assets.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Revenues

Total revenues increased significantly to $2.3 million for the year ended December 31, 2006, compared to $0.6 million for 2005, primarily as a result of the recognition of $1.3 million of research and development income attributable to our agreement with Wyeth Consumer Healthcare, and increased royalty income of $0.7 million resulting from our alliance with Perrigo. Revenues from Wyeth and Perrigo represented 62% and 29%, respectively, of our total revenues during 2006. Accounts receivable at year-end increased as a result of a higher level of revenue activity during the fourth quarter of 2006.

In 2006, we received a $0.5 million milestone payment in accordance with our amended agreement with Wyeth Consumer Healthcare. We also recognized $0.8 million of research and development income for expense reimbursements from Wyeth. We received a second $0.5 million milestone payment from Wyeth in January 2007, which represented prepayment of a development milestone and will be recorded as deferred research and development revenue in the quarter ending March 31, 2007.

Our drug delivery technology generates royalty revenue from CDT-based product sales to the dietary supplement markets, including sales through retailers such as Wal-Mart, Kroger, and Meijer. Royalty income increased 35% or $0.3 million, to $0.9 million for the year ended December 31, 2006, compared to $0.6 million for the same period in 2005, primarily due to a $0.7 million increase in income attributable to our alliance with Perrigo, offset by a decrease in income from ADM and Nutra. As previously reported, in October 2005, we entered a strategic alliance with a subsidiary of the Perrigo Company pursuant to which Perrigo manufactures, markets, and sells certain dietary supplement products incorporating our CDT platform in the United States. The first shipments of products by Perrigo began in the first quarter of 2006. We receive payments based on a percentage of Perrigo’s net profits derived from the sales of products under the agreement commencing in 2006. Income from ADM and Nutra decreased due to our transition of sales and marketing activities to Perrigo.

In 2006, licensing fee income of approximately $77,000 is attributable to the recognition of previously deferred licensing fee revenue associated with our license agreement with Wyeth Consumer Healthcare. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and is being amortized over the development period.

Marketing and Selling Expenses

Marketing and selling expenses increased significantly to $0.8 million for the year ended December 31, 2006, compared to $0.3 million for the same period in 2005, primarily due to increases of approximately $0.2 million in salaries and related expenses attributable to additional personnel and higher salaries, and an increase of approximately $0.1 million associated with the recognition of non-cash, share-based compensation expense due to the adoption of SFAS 123(R). The remainder of the increase in marketing and selling expenses is attributable to increases in advertising and promotion costs associated with participation in additional trade shows and conferences, and non-cash, share-based compensation costs for outside consulting services. Additional expenses are planned in future periods as we increase our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased 31% or $1.8 million, to $7.7 million for the year ended December 31, 2006, compared to $5.9 million for the same period in 2005. This increase reflects the recognition of $0.8 million in expense associated with amendments to our license agreements with Temple University and

ADM, $0.6 million for non-cash, share-based compensation expense due to the adoption of SFAS 123(R), a $200,000 increase in salaries, wages and employee benefits, and $0.2 million increase in rent. Increased rent reflects costs associated with the lease of additional space. We expect research and development costs to increase during 2007 as we expand the number of our development projects.

Of the $0.8 million expense for amendments to our license agreements, $0.4 million was associated with the amendment to the license agreement with Temple University relating to the salt patent. The amendment to the agreement with Temple University reduced the royalty rate for prescription drugs under the salt patent and resulted in a payment of $0.4 million to the inventors of the patent, including $0.2 million to Dr. Reza Fassihi, a member of our board of directors. The remaining $0.4 million of the expense for amendments was associated with the amendment of the license agreement with ADM, representing (i) a $200,000 payment to ADM, (ii) the accrual of $250,000 associated with our obligation to pay ADM an additional $250,000 at the earlier of August 10, 2007, or the completion of a securities offering of not less than $10 million, and (iii) the recognition of $50,000 of income from Perrigo based on its reimbursement of $50,000 of the first cash payment to ADM, which offset research and development expense. Perrigo has also agreed to reimburse us for $50,000 of the next payment to ADM.

General and Administrative Expenses

General and administrative expenses increased 91%, or $2.9 million, to $6.2 million for the year ended December 31, 2006, compared to $3.3 million for the same period in 2005, primarily due to non-cash, share-based compensation costs, expenses associated with compliance with the Sarbanes-Oxley Act of 2002, higher insurance costs, and higher salaries and wages. Employee and director non-cash, share-based compensation costs increased $1.6 million due to the adoption of SFAS 123(R) and increased $0.2 million due to consulting expenses associated with the November 2005 advisory services agreement with Michael Taglich, chairman of our board of directors. Consulting expenses, comprised of compliance costs associated with development and implementation of internal controls and compliance with Section 404 of the Sarbanes-Oxley Act, external reporting and information technology services, contributed $0.3 million to the increase. Salaries and wages increased $0.4 million due to increased personnel, and severance costs incurred in the first quarter of 2006. Insurance expense increased approximately $0.2 million due to expanded coverage.

Other Income (Expense), Net

Other income increased to $1.7 million income for the year ended December 31, 2006, compared to $89,265 expense for the comparable period in 2005, primarily due to the recognition of an unrealized gain on the fair value of warrants liability and increased interest income.

Unrealized gain on the fair value of warrants liability was approximately $1.0 million for the year ended December 31, 2006, compared to a loss of $97,297 for the comparable period in 2005. The unrealized gain represents the change in fair value of the liability associated with warrants issued in connection with our February 2004 private placement. The fair value is estimated using the Black-Scholes option pricing model and the gain and loss recorded in 2006 and 2005, respectively, resulted from a decline and increase in the fair value of our common stock during the respective years. In addition, during the first quarter 2006, warrants to purchase 25,000 shares of our common stock were exercised resulting in an $85,200 reclassification to equity from the liability associated with the warrants.

The increase in interest income is attributable to higher cash balances and interest rates.

Net Loss

Net loss increased 21%, or $1.8 million, to $10.7 million for the year ended December 31, 2006, compared to $8.9 million for the same period in 2005, primarily due to our higher operating expenses, including costs associated with the amendments to our license agreements with Temple University and ADM, and non-cash share-based compensation expense resulting from the adoption of SFAS 123(R). The impact of these items on net loss was offset by increases in revenue and other income.

Fiscal 2005 Compared to Fiscal 2004

Revenues

Net revenues increased 44% to $0.6 million for 2005, compared to $0.4 million for 2004. The increase in net revenue during 2005 was attributable to an increase of $98,762 in sales of nutritional products incorporating our CDT technology, as well as the reporting of $94,630 revenue from the buyer of our probiotics business. During 2005 and 2004, we received royalty income for sales of products incorporating the CDT technology from Nutra and ADM, which accounted for 79% and 6%, respectively, of our net revenues for 2005, and 84% and 16% of such revenues for 2004.

In connection with the sale of our probiotics business in December 2003, we determined that certain minimum payments (including royalties relating to the sale of our probiotics business to Nutraceutix, Inc.) represented consideration relating to the sale of the probiotics assets. Therefore, under the original agreement we treated these payments, including $0.2 million received in 2005 and approximately $250,000 received in 2004, as deferred consideration rather than revenue. In August 2005, we entered into a settlement and amended agreement with Nutraceutix which, among other things, restricted the license granted to Nutraceutix to use our CDT technology and resulted in cancellation of Nutraceutix’s obligation to make the minimum payments due under the original agreement. With the execution of this agreement, effective as of July 1, 2005 we began receiving royalty payments at a reduced rate and we recognize these payments as royalty revenue when earned.

During October 2005, we entered into a strategic alliance with a subsidiary of the Perrigo Company pursuant to which we granted Perrigo a license to use our CDT platform for the manufacture, marketing, distribution, sale and use of specific dietary supplement products in the United States. The first shipments of products by Perrigo began in the first quarter of 2006.

We did not generate revenues from licensing fees and research and development contract work during 2005 or 2004. On December 21, 2005, we granted Wyeth Consumer Healthcare an exclusive license to use our CDT technology for the development, manufacture and commercialization of products containing ibuprofen. Wyeth agreed to use commercially reasonable efforts to research and develop at least one ibuprofen product for the purpose of seeking regulatory approval for the commercialization of that product and we will receive certain minimum royalty payments for this product under the agreement subject to the achievement of these milestones. Wyeth paid us an upfront fee of $250,000 which was recorded as deferred revenue and is being amortized over the development period. Wyeth will also pay us a licensing fee and a technology transfer fee upon the completion of certain specified events associated with additional products containing ibuprofen.

Marketing and Selling Expenses

Marketing and selling expenses increased 33% to $0.3 million for 2005, as compared to $0.2 million in 2004. Marketing and selling expenses represented approximately 3% and 4% of our operating expenses for 2005 and 2004, respectively. The increase of $70,626 for 2005 reflects increased expenses associated with our selling and marketing efforts in support of the commercialization of our drug delivery technology.

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

General and Administrative Expenses

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

Other Income (Expense), Net

Other expense was $89,265 for 2005 as compared to $0.7 million for 2004. Other income included interest income of $0.5 million for 2005, compared to $57,463 in 2004, and such increase was primarily due to interest received on our higher cash balances and to imputed interest income realized on the discount of the net present value for the note receivable due from the buyer of the probiotics business. The increase in the fair value of warrants accounted for as liabilities generated a non-cash expense of $97,297 and $0.8 million in 2005 and 2004, respectively. Other expense for 2005 included a non-recurring expense of $0.5 million for the settlement in connection with the asset sale and license agreement with Nutraceutix. The amount of the settlement expense was determined based on the difference between the remaining discounted minimum payments due under the original agreement and the value of the consideration received of approximately $1.0 million including a promissory note of $0.8 million. In addition, during 2005, we recovered a discounted portion of an accounts receivable balance written off as a bad debt in 2004 in the amount of $21,322.

Net Loss.

Net loss for 2005 increased to $8.9 million, as compared to a net loss of $5.7 million for 2004. This increased net loss was primarily due to higher levels of research and development and general and administrative expenses, and the loss on the settlement agreement with Nutraceutix. The impact of these increased costs was partially offset by increased interest income and a smaller increase in the fair value of our warrants. Our net losses are likely to increase as we continue our preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations, and build the infrastructure to support commercialization of our potential products.

Liquidity and Capital Resources

As of December 31, 2006, we had $16.2 million of working capital compared to $13.4 million as of December 31, 2005. We have accumulated net losses of approximately $47.1 million from our inception through December 31, 2006. We have funded our operations primarily through the issuance of equity securities, including $10.9 million and $14.1 million in net proceeds from our registered direct offering in April 2006 and private placement in February 2005, respectively. Net cash provided by financing activities decreased to $11.6 million in 2006 compared to $14.5 million in 2005.

We used cash of $9.0 million for operating activities in 2006, which was $0.8 million more than the amount used for operations during 2005. Expenditures during this period increased as a result of research and development expenses, general and administrative expenses in support of our operations, and increased marketing activities. Cash provided by investing activities was $1.7 million in 2006, compared to $2.2 million used in investing activities in 2005, primarily due to the increased application of maturing short-term investments.

We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and continue to develop the infrastructure to support commercialization of our products. We believe that our cash, cash equivalents and short term investments, will be sufficient to fund our operations at planned levels through early 2008. We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. We anticipate that we will need to seek additional funds through the issuance of equity securities or other sources of financing during 2007. In November 2005, the SEC declared effective our registration statement that we filed using a “shelf” registration process. Under this process, we may offer from time to time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million. As of December 31, 2006, approximately $28 million remains available under this shelf registration. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

Contractual Obligations/Off-Balance Sheet Arrangements

We have no material off-balance arrangements as defined in Item 303 of Regulation S-K.

As of December 31, 2006, our commitments to make future payments under long term contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$828,611	$322,516	$359,543	$146,552	$—

Total	$828,611	$322,516	$359,543	$146,552	$—

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. We will be required to adopt FIN 48 as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial condition, results of operations and cash flows.

In August 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. This Statement does not require any new fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the impact this Statement will have on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied.

SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by us on December 31, 2006. The adoption of SAB 108 had no impact on our financial statements.

In December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that are entered into prior to December 21, 2006.

The adoption of FSP EITF 00-19-02 on January 1, 2007 will result in the reclassification of the warrant liability to equity at the amount that would have been recognized as of the date it would have originally met the criteria for equity classification under other Generally Accepted Accounting Principles without regard to the contingent obligation to transfer consideration under the registration payment arrangement. The difference between the current fair value of the registration payment arrangement at the time of adoption of this FSP and at its inception will be presented as a cumulative effect adjustment to the opening balance of retained earnings.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. We do not anticipate any material impact on our financial condition or results of operations as a result of the adoption of SFAS 159.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of SCOLR Pharma, Inc.

We have audited the accompanying balance sheets of SCOLR Pharma, Inc. (a Delaware corporation) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCOLR Pharma, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SCOLR Pharma, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    GRANT THORNTON LLP

March 8, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of SCOLR Pharma, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A in this annual report, that SCOLR Pharma, Inc. (a Delaware corporation) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCOLR Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SCOLR Pharma, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, SCOLR Pharma Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of SCOLR Pharma, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 8, 2007 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

Seattle, WA

March 8, 2007

SCOLR Pharma, Inc.

BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$15,217,946	$10,928,442
Short-term investments	993,542	2,391,775
Accounts receivable	864,620	196,177
Interest and other receivables	15,576	22,116
Current portion of notes receivable	—	505,927
Prepaid expenses	347,136	285,230

Total current assets	17,438,820	14,329,667
Property and Equipment—net	730,512	846,573
Intangible assets—net	325,148	503,847

	$18,494,480	$15,680,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of capital lease obligations	$—	$3,137
Accounts payable—trade	189,065	210,733
Accrued liabilities	825,158	467,471
Deferred revenue	185,577	250,000

Total current liabilities	1,199,800	931,341
Fair value of warrants to purchase common stock	1,171,045	2,230,457

Total liabilities	2,370,845	3,161,798
Commitments and Contingencies (Note 8, 11, 12)
Temporary equity—common stock, $0.001 par value, 2,436,500 shares issued and outstanding	—	9,147,484
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $0.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $0.001 par value, 38,048,146 and 35,024,802 issued and outstanding (including shares subject to registration rights classified as temporary equity) as of December 31, 2006 and 2005, respectively	38,048	32,588
Additional contributed capital	63,139,210	39,649,387
Accumulated other comprehensive gain (loss)	55	(722)
Accumulated deficit	(47,053,678)	(36,310,448)

Total stockholders’ equity	16,123,635	3,370,805

	$18,494,480	$15,680,087

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Revenues
Licensing fees	$76,924	$—	$—
Royalty income	856,027	635,407	441,993
Research and development income	1,345,498	—	—

Total revenues	2,278,449	635,407	441,993
Operating expenses
Marketing and selling	813,071	286,377	215,751
Research and development	7,692,903	5,878,290	2,603,361
General and administrative	6,237,890	3,267,538	2,693,154

Total operating expenses	14,743,864	9,432,205	5,512,266

Loss from operations	(12,465,415)	(8,796,798)	(5,070,273)
Other income (expense)
Interest expense	(170)	(5,789)	(36,318)
Interest income	843,427	486,288	57,463
Settlement in connection with asset sale and license agreement	—	(537,921)	—
Unrealized gain (loss) on fair value of warrants	974,211	(97,297)	(834,866)
Other	(95,283)	65,454	136,313

	1,722,185	(89,265)	(677,408)

NET LOSS	$(10,743,230)	$(8,886,063)	$(5,747,681)

Net loss per share, basic and diluted	$(0.29)	$(0.26)	$(0.19)

Shares used in calculation of basic and diluted net loss per share	37,155,613	34,323,934	29,781,604

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Additional Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	# Shares	Amount
Balance at December 31, 2003	26,462,646	$26,463	$24,735,764	$(21,676,704)	$—	$3,085,523

Issuance of common stock for services in connection with private placement	55,077	55	164,092	—	—	164,147
Issuance of common stock in private placement (restated)	3,206,536	—	—	—	—	—
Transfer of common stock from temporary to permanent equity	—	2,636	6,536,105	—	—	6,538,741
Proceeds from exercise of common stock options	876,456	876	582,012	—	—	582,888
Proceeds from exercise of warrants	90,171	90	380,597	—	—	380,687
Transfer of fair value from exercise of warrants	—	—	228,951	—	—	228,951
Stock options and warrants issued for services	—	—	50,922	—	—	50,922
Net loss	—	—	—	(5,747,681)	—	(5,747,681)

Balance at December 31, 2004	30,690,886	$30,120	$32,678,443	$(27,424,385)	$—	$5,284,178

Issuance of common stock in private placement	3,750,000	—	—	—	—	—
Transfer of common stock from temporary to permanent equity	—	1,884	6,345,443	—	—	6,347,327
Proceeds from exercise of common stock options	528,916	529	508,056	—	—	508,585
Proceeds from exercise of warrants	55,000	55	27,445	—	—	27,500
Share-based compensation issued for employee services	—	—	63,500	—	—	63,500
Cancelled stock options	—	—	(63,500)	—	—	(63,500)
Stock options issued for non-employee services	—	—	90,000	—	—	90,000
Unrealized loss on short-term investments	—	—	—	—	(722)	(722)
Net loss	—	—	—	(8,886,063)	—	(8,886,063)

Comprehensive loss	—	—	—	—	—	(8,886,785)

Balance at December 31, 2005	35,024,802	$32,588	$39,649,387	$(36,310,448)	$(722)	$3,370,805

Issuance of common stock in registered direct offering	2,370,100	2,370	10,922,585	—	—	10,924,955
Transfer of common stock from temporary equity to permanent equity	—	2,437	9,145,047	—	—	9,147,484
Proceeds from exercise of common stock options	370,168	370	452,519	—	—	452,889
Proceeds from exercise of warrants	283,076	283	233,981	—	—	234,264
Transfer of fair value from exercise of warrants	—	—	85,201	—	—	85,201
Share-based compensation issued for employee services	—	—	2,366,785	—	—	2,366,785
Share-based compensation issued for non-employee services	—	—	42,600	—	—	42,600
Revaluation of stock options issued for non-employee services	—	—	241,105	—	—	241,105
Unrealized gain on short-term investments	—	—	—	—	777	777
Net loss	—	—	—	(10,743,230)	—	(10,743,230)

Comprehensive loss	—	—	—	—	—	(10,742,453)

Balance at December 31, 2006	38,048,146	$38,048	$63,139,210	$(47,053,678)	$55	$16,123,635

The accompanying notes are an integral part of this financial statement.

SCOLR Pharma, Inc.

STATEMENTS OF CASH FLOWS

	December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(10,743,230)	$(8,886,063)	$(5,747,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352,986	334,973	256,824
Loss on settlement in connection with asset sale and license agreement	—	537,921	—
Loss on the sale of equipment	1,758	2,159	444
Share-based compensation for non-employee services	283,705	—	—
Share-based compensation for employee services	2,366,785	90,000	50,922
Unrealized (gain)/loss on fair value of warrants	(974,211)	97,297	834,866
Write-off of long-term assets	162,902	—	—
Changes in assets and liabilities
Accounts receivable	(661,903)	(125,521)	623,904
Notes receivable	—	—	55,385
Prepaid expenses	(33,350)	(93,098)	67,798
Accounts payable	(21,668)	(521,106)	187,593
Accrued liabilities and deferred revenue	293,264	373,122	(285,235)

Net cash used in operating activities	(8,972,962)	(8,190,316)	(3,955,180)

Cash flows from investing activities:
Payments received on note receivable	505,927	664,801	858,434
Purchase of equipment and furniture	(162,948)	(347,412)	(633,844)
Proceeds from sale of equipment	—	4,157	—
Patent and technology rights expenditures	(59,937)	(103,665)	(205,275)
Purchase of short-term investments	(3,923,924)	(3,462,474)	—
Maturities and sales of short-term investments	5,322,934	1,069,977	—

Net cash provided by (used in) investing activities	1,682,052	(2,174,616)	19,315

Cash flows from financing activities:
Payments on long-term obligations and capital lease obligations	(3,137)	(47,841)	(52,802)
Payments on shareholder loan	—	—	(989,323)
Prepaid financing cost	(28,557)	(32,567)	—
Payments on line of credit	—	—	(155,488)
Net proceeds from issuance of common stock, net of issuance costs	10,924,955	14,078,837	9,646,107
Proceeds from exercise of common stock options and warrants	687,153	536,085	963,575

Net cash provided by financing activities	11,580,414	14,534,514	9,412,069

Net increase in cash	4,289,504	4,169,582	5,476,204
Cash at beginning of period	10,928,442	6,758,860	1,282,656

Cash at end of period	$15,217,946	$10,928,442	$6,758,860

Cash paid during the year for:
Interest	$170	$5,789	$36,318

Non-cash investing and financing activities:
Issuances of warrants in connection with common stock offering	$29,483	$194,899	$466,997

Transfer of fair value from warrant liability to equity for exercise of warrants	$85,201	$—	$228,951

Comprehensive gain (loss)	$777	$(722)	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

Note 1—Description of Business and Summary of Significant Accounting Policies

SCOLR Pharma, Inc. (the “Company”) is a drug delivery company that develops and formulates pharmaceutical, over-the-counter, and nutritional products. The Company uses its patented Controlled Delivery Technologies (CDT®) to develop products and license technology to pharmaceutical and nutritional product companies. Prior to January 1, 2004, the Company manufactured nutraceutical-based health and dietary supplements for the animal and human nutrition markets. The Company’s transition to a focused specialty pharmaceutical business was completed with the sale of its probiotics business effective as of December 31, 2003.

The Company has incurred net losses since 2000. As of December 31, 2006, the Company’s accumulated deficit was $47,053,678. The Company expects its operating losses and negative cash flow to increase as it advances preclinical research and clinical trials, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its products.

The Company’s business is subject to the risks and uncertainties associated with development of drug delivery systems and products. These risks include, but are not limited to, a history of net losses, technological changes, dependence on collaborations and key personnel, the successful commercialization of our product candidates, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, (many of which have greater resources) dependence on third party manufacturers, and a requirement for additional funding.

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company holds cash and cash equivalents and marketable securities at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk.

Short-term Investments

Short-term investments are generally held to maturity, but are considered available-for-sale and are therefore carried at fair value, with the unrealized gains and losses reported as a separate component of stockholder’s equity. Interest on securities classified as available-for-sale is included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in interest income. Realized gains and losses are included in interest income.

Accounts Receivable

In 2006, the Company’s accounts receivable reflect amounts due from companies that provide reimbursement of research and development costs, and that provide royalty income from the use of the Company’s CDT technology. Payments for reimbursement of research and development costs are received on a monthly basis. Payments are received on a quarterly basis, usually within 45 days after the end of each quarter, for royalty income receivables.

In 2005, the majority of the Company’s accounts receivable were due from companies that provide royalty income from the use of the Company’s CDT technology.

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such accounts are credited to the provision for doubtful accounts.

Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and debt obligations approximate fair value based on the short-term nature of these instruments.

The Company issued warrants in a private placement financing which contains registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event a registration statement covering the resale of shares issuable upon exercise of warrants fails to remain effective for a preset time period. The Company accounts for these warrants at fair value in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Black-Scholes option pricing valuation model is used to determine fair value of these warrants. Use of this model requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants, and risk-free interest rates. When warrants are exercised, the Company determines the fair value of the exercised warrants and reclassifies the balance from liability to equity.

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

Furniture and fixtures	3-5 years
Software	3 years
Machinery and equipment	3-10 years
Machinery and equipment under capital leases	3-10 years

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patents, and trademarks. Capitalized costs principally include legal fees incurred with the application for patents and trademarks. Technical and product rights, patents, and trademarks are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. The Company evaluates its long lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach. No such impairment was recognized for the years ended December 31, 2006, 2005, or 2004.

Revenue Recognition

The Company generates revenue from collaborative agreements, licensing fees and from the assignment of developed and patented technology. Revenue under collaborative arrangements may take the form of royalty income, up-front payments, payments for milestones, reimbursement of research and development costs, and licensing payments. Payments received under collaborative research agreements are generally not refundable even if the research effort is not successful.

Revenues recognized during 2006, 2005, and 2004, include amounts earned under royalty arrangements with related and third parties under which such parties are licensed to sell products that include technology developed or licensed by the Company. Such royalty revenues are recognized when earned, as reported to the Company by its licensees, and when collectability is reasonably assured.

Revenues recognized in 2006 also include non-refundable, up-front payments received in connection with collaborative research and development agreements, which were deferred and are being recognized as licensing fees on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Non-refundable license fees are recognized as revenue in the period that no future performance obligation exists, the price is fixed and determinable, delivery has occurred, and collectability is reasonably assured.

Revenue arrangements with multiple elements are divided into separate units of accounting only when the delivered element has stand-alone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items, and if the arrangement includes a general right of return or refund relative to the delivered item, and delivery of the undelivered item is in the control of the Company. If these conditions are met, consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenues from milestone payments are recognized when the milestone has been achieved, as long as the achievement of the milestone was not reasonably assured at the inception of the arrangement, there was substantial effort involved in achieving the milestone, the amount of the milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone, and the payment is non-refundable. Each milestone event must have substance, and must represent the achievement of specific defined goals.

Reimbursements of research and development expenses incurred by the Company in connection with collaborative agreements are recognized as revenue at the time these amounts are determined to be measurable and reliable.

In 2006, the Company recognized research and development income for the achievement of a milestone which qualified as a separate unit of accounting, and the reimbursement of certain research and development costs.

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

Research and Development Costs

Research and development expenses consist of costs associated with products being developed internally as well as those products being developed under collaborative agreements with others. These expenses include related salaries and benefits, clinical trial and related clinical trial manufacturing costs, contract and other outside service fees, and facility related costs. Research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties for research, clinical trial, and related clinical trial manufacturing costs, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due the Company under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, payments upon the completion of milestones or receipt of deliverables or termination costs incurred in the orderly termination of services.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year and income available to common shareholders. Diluted earnings (loss) per share include the effect of potential common stock, except when their effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share, including those common shares subject to registration rights and potential liquidating damages classified on the balance sheet as temporary equity, were 37,155,613 for the year ended December 31, 2006, 34,323,934 for the year ended December 31, 2005, and 29,781,604 for the year ended December 31, 2004. At December 31, 2006, 2005 and 2004 options and warrants to purchase 5,609,457, 5,693,996, and 5,379,787 shares of common stock, respectively, prior to the application of the treasury stock method, were not included in the calculation of diluted net loss per share as they were anti-dilutive.

Share-Based Compensation

At December 31, 2006, the Company had a 2004 Equity Incentive Plan, which is described more fully in Note 13. Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense for employee and director stock options was based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Any deferred compensation was amortized over the vesting period of the individual options, using the straight-line method.

Generally, when the Company issued options to employees the exercise price of the option equaled the market price of the underlying stock on the date of the grant; therefore, under APB 25 no corresponding compensation expense was recognized. With the adoption of the Company’s 2004 Equity Incentive Plan, non-employee directors were allowed to elect to receive the value of their quarterly retainer fee for services either in the form of cash or a share-based director fee award, which consisted of either fully vested stock options with an exercise price equal to 50% of the fair value of the underlying common stock on the date of the grant, or stock units. A stock unit is an unfunded bookkeeping entry representing a right to receive one share of the Company’s common stock. Non-employee directors are not required to pay any additional cash consideration in connection with the settlement of a stock unit award. To the extent that directors elected to receive a share-based award, stock compensation expense was recognized based on the grant date intrinsic value of the stock option or the fair value of the stock unit. In December 2005, the non-employee director compensation program was revised such that non-employee directors may no longer elect to receive stock options or stock units rather than cash in satisfaction of their quarterly fees for services. In conjunction with that change, the Company settled the options issued to directors for their quarterly retainer fees by exchanging them for cash equal to the difference between the quoted market price of the underlying common stock on the date of cancellation and the exercise price of the stock options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the period ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as a result of adopting SFAS 123(R). See Note 13 to the Company’s financial statements for further detail, including the impact of the adoption on its results of operations.

Share-based compensation expense for performance based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under generally accepted accounting principles to recognize cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to those used in revenue recognition, the determination of the allowance for doubtful accounts, depreciable lives of assets, estimates and assumptions used in the determination of fair value of stock options and warrants, and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will be required to adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

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

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied.

SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements.

In December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with Statement 5, Accounting for Contingencies, and FASB Interpretation 14, Reasonable Estimation of the Amount of a Loss. That accounting applies regardless of whether the registration payment arrangement is a provision in a financial instrument or a separate agreement. The FSP requires issuers to make certain disclosures for each registration payment arrangement or group of similar arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified after December 21, 2006. The FSP is effective for fiscal years beginning after December 15, 2006, for registration payment arrangements and financial instruments subject to those arrangements that are entered into prior to December 21, 2006.

The adoption of FSP EITF 00-19-02 on January 1, 2007 will result in the reclassification of the warrant liability to equity at the amount that would have been recognized as of the date it would have originally met the criteria for equity classification under other Generally Accepted Accounting Principles without regard to the contingent obligation to transfer consideration under the registration payment arrangement. The difference between the current fair value of the registration payment arrangement at the time of adoption of this FSP and at its inception will be presented as a cumulative effect adjustment to the opening balance of retained earnings.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. We do not anticipate any material impact on our financial condition or results of operations as a result of the adoption of SFAS 159.

Note 2—Liquidity

The Company incurred a net loss of approximately $10.7 million for year ended December 31, 2006, and used cash of approximately $9.0 million in operations. Cash flows provided by investing activities of $1.7 million primarily represent the receipt of $505,927 in note receivable payments from the buyer of the Company’s probiotics division and the net proceeds from maturing short-term investments. Cash flows from financing activities of $11.6 million for the year ended December 31, 2006, primarily reflected $10.9 million net proceeds from the April 2006 registered direct offering of 2,370,100 shares of the Company’s common stock at $5.00 per share (see Note 15 “Financing Event”) and proceeds from the exercise of outstanding stock options and warrants issued in prior years.

The Company had approximately $16.2 million in cash, cash equivalents and short-term investments at December 31, 2006. The Company has a history of recurring losses and plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are expected to increase as it advances preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its drug delivery business at planned levels through early 2008. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

On a longer term basis, the Company plans to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and to commercialize its product candidates. In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for gross proceeds of approximately $11.9 million, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of December 31, 2006, approximately $28 million remains available under this shelf registration. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations and may delay, modify or cancel research and development projects.

Note 3—Short-term Investments

At December 31, 2006, short-term investments consist of commercial paper with an original holding period greater than 90 days and less than one year. The position was as follows at December 31, 2006:

Type of Security (Under 1 year)	Cost	Gross Unrealized Gain	Estimated Fair Value
Commercial Paper	$993,487	$55	$993,542

Total short-term investments	$993,487	$55	$993,542

At December 31, 2005, short-term investments consist of certificates of deposit, asset-backed securities, and commercial paper with an original holding period greater than 90 days and less than one year. The position was as follows:

Type of Security (Under 1 year)	Cost	Gross Unrealized Gain (Loss)	Estimated Fair Value
Commercial Paper	$1,495,538	$17	$1,495,555
Asset-backed securities	298,266	(326)	297,940
Certificates of deposit	598,693	(413)	598,280

Total short-term investments	$2,392,497	$(722)	$2,391,775

Realized gains on the sales of available-for-sale securities were $60,996, $12,098 and $0 in 2006, 2005, and 2004, respectively. The realized losses on sales of available-for-sale securities were $8,930, $0 and $0 in 2006, 2005, and 2004, respectively.

Note 4—Accounts Receivable

Accounts receivable consists of the following at December 31:

	2006	2005
Research and development receivables	$453,512	$—
Royalty receivables	411,108	196,177

Net receivables	$864,620	$196,177

Changes in allowance for doubtful accounts are as follows at December 31:

	2006	2005
Beginning balance	$—	$42,644
Write-off of uncollectible accounts	—	(42,644)

Ending balance	$—	$—

Note 5—Notes Receivable

In January 2006, the Company received payment in full of the $505,927 note receivable from Nutraceutix, Inc., the buyer of the Company’s probiotic development and manufacturing business sold in 2003.

Note 6—Property and Equipment

Property and equipment consist of the following at December 31:

	2006	2005
Furniture and fixtures	$75,665	$65,456
Software	33,851	33,851
Machinery and equipment	1,426,650	1,285,637
Leasehold improvements	48,766	48,765

	1,584,932	1,433,709
Less accumulated depreciation and amortization	854,420	587,136

	$730,512	$846,573

For the years ended December 31, 2006, 2005, and 2004 depreciation expense totaled $277,252, $247,217, and $180,078, respectively.

Note 7—Intangible Assets

In 2006, the Company reviewed its strategy related to patent initiatives and determined not to pursue further research and development in certain areas. As a result, $96,000 of capitalized costs associated with certain patent filings, with a net book value of approximately $69,000, was written-off.

Intangible assets consist of the following at December 31:

	2006	2005
Patents and trademarks	$645,051	$806,286
Less accumulated amortization	(319,903)	(302,439)

	$325,148	$503,847

For the years ended December 31, 2006, 2005, and 2004 amortization expense totaled $75,733, $87,756, and $76,746, respectively.

The following is a schedule by years of future amortization expense for each of the next five years based on existing intangible assets as of December 31, 2006.

Year Ending December 31,
2007	$62,005
2008	58,006
2009	47,344
2010	37,893
2011	33,006
2012 and thereafter	86,894

Total	$325,148

Note 8—Lease Obligations

The Company conducts a portion of its operations utilizing leased office facilities and equipment with terms expiring through 2011. Some of the operating leases require the Company to pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises or equipment. The Company did not have any capital leases as of December 31, 2006.

The following is a schedule, by years, of future minimum lease payments of facilities and equipment under operating leases as of December 31, 2006:

Year Ending December 31,	Operating Leases
2007	$322,516
2008	254,162
2009	105,381
2010	105,358
2011	41,194

Future minimum lease payments	$828,611

Rent expense for leased facilities and equipment was $380,782, $240,905, and $209,746 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9—Income Taxes

The Company recorded provision for income taxes (zero in all years presented) differs from the amount computed by applying the statutory federal income tax rate of 34% to its net loss. The sources of the differences are as follows at December 31:

	2006	2005	2004
Tax benefit at statutory rate	$(3,652,698)	$(3,021,261)	$(1,954,212)
Permanent differences	22,681	38,560	202,031
Increase (decrease) in valuation allowance	3,630,017	2,982,701	1,752,181

Total provision	$—	$—	$—

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. The Company had no deferred tax liabilities in 2006 and 2005. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2006	2005
Deferred Tax Assets
Net operating loss carry forwards	$11,920,599	$8,735,777
Depreciation and amortization	271,589	999
Stock options	757,020	121,030
Other assets	248,497	193,183
Tax credits	—	—

Deferred tax assets	$13,197,705	$9,050,989
Valuation allowance	(13,197,705)	(9,050,989)

Net deferred tax asset	$—	$—

The Company has established a valuation allowance in the full amount of the net deferred tax asset balance as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The net increase in the valuation for the years ending December 31, 2006, 2005, and 2004, was $4,146,716, $3,422,419, and $2,119,847, respectively.

At December 31, 2006, the Company had available net operating loss carryforwards of approximately $35.1 million of which $3.9 million related to stock option deductions. Net operating loss carryforwards of $237,111, $0, and $0 expired during 2006, 2005, and 2004, respectively. The remaining net operating loss carryforwards began expiring in 2007 and may be used to offset future federal taxable income through the year ending December 31, 2026. The use of net operating losses may be limited in any given year under Internal Revenue Code Section 382 upon the occurrence of certain events, including significant changes in ownership interests which may have occurred, or which may occur in future years.

Note 10—Technical Rights, Patent License and Royalty Agreements

The Company has agreements with Temple University (Temple) providing the Company with exclusive worldwide rights for certain patents related to its Controlled Delivery Technology (CDT®), with the right to sublicense. On July 11, 2006, the Company completed an amendment to the license agreement with Temple, dated September 6, 2000, relating to the Company’s rights to U.S. Patent No. 6,090,411 (“salt patent”). The amendment provides for a reduction in the amount of the royalty for sales of prescription drugs covered by the license as well as a reduction in the annual license maintenance fee payable to Temple University. Under the terms of Temple University’s development policy, the inventors of the patent receive 50% of the royalty payments received by the University. In connection with the amendment to the license agreement, the Company paid $400,000 in cash to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of the Company’s board of directors, and the inventors agreed to waive their rights to payment of future royalties received by Temple University based on sales of prescription drugs as well as the portion of the annual license maintenance fee attributable to prescription drugs. These transactions were recorded as research and development expense. Under the terms of the amended agreements with Temple, the Company is required to make minimum annual royalty payments of $43,750.

On March 25, 2002, the Company entered into an exclusive patent license agreement with Archer Daniels Midland Company (ADM). Under the terms of the agreement, the Company granted ADM a license to manufacture, use, and sell certain nutraceutical products covered by certain patents owned or licensed by the Company. On August 10, 2006, the Company entered into an amended and restated amendment to its exclusive patent license agreement with ADM which limits the license granted to ADM to isoflavone products. The amended agreement provides ADM with the worldwide, exclusive right to use certain of the Company’s technology for isoflavone products (as defined in the agreement) on a royalty free basis. The amendment also eliminates rights of first refusal and other rights previously granted to ADM. The Company believes the amended agreement will facilitate the introduction of additional dietary supplement products through its alliance with the Perrigo Company of South Carolina. In connection with the amendment, the Company paid ADM $200,000 and agreed to pay an additional $250,000 at the earlier of one year or the completion of a qualified securities offering. Perrigo reimbursed the Company for $50,000 of the payment to ADM and has agreed to reimburse the Company for an additional $50,000 of the remaining payment. These transactions were recorded as research and development expense. During the years ended December 31, 2006, 2005, and 2004, the Company recorded royalty revenues under this agreement of $3,540, $36,601, and $72,901 respectively. ADM previously reported ownership of approximately 5% of the Company’s outstanding common stock. During February 2007, ADM reported that it had reduced its ownership to less than 5% of the Company’s outstanding stock.

In August 2005, the Company entered into an amendment to the license agreement it originally granted to Nutraceutix. The amendment limited the rights previously granted to Nutraceutix to manufacture and sell certain extended release dietary supplement products to certain designated customers of Nutraceutix, eliminated the right to use the Company’s trademarks, resolved certain disputes, and eliminated the remaining minimum payments due under the original agreement. Commencing July 1, 2005, the Company began receiving royalty payments on such sales at a reduced rate and such payments are recognized as royalty revenue as they become due. The Company recognized revenue in the amount of $165,873, and $94,630 under this agreement in 2006 and 2005, respectively. No revenues were recorded under the agreement in 2004.

On October 20, 2005, the Company entered into a Manufacture, License and Distribution Agreement with Perrigo Company of South Carolina, Inc. Under the agreement, the Company granted a license to its CDT technology to Perrigo for the manufacture, marketing, distribution, sale, and use of specific dietary supplement products in the United States. In addition, Perrigo may request that the Company develop additional dietary supplement products that use this technology to be added to the agreement. The Company receives royalties based on a percentage of Perrigo’s net profits derived from the sales of licensed products under the agreement. Royalty revenues earned under this agreement were $651,202 and $0 in 2006 and 2005, respectively.

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

In December 2005, Wyeth paid the Company an initial upfront fee of $250,000 and agreed to pay additional amounts contingent upon the achievement of specified milestones during the product development period. On September 22, 2006, the Company entered into an amendment to its agreement. Under the amendment, provisions of certain milestones were amended and Wyeth agreed to pay the first milestone to the Company. In connection with achievement of this milestone, Wyeth reimbursed the Company for certain development expenses already incurred and agreed to pay ongoing costs associated with development of the first product. In accordance with the amended agreement, the Company received a milestone payment of $500,000 and recognized research and development income for expense reimbursements from Wyeth totaling approximately $0.8 million. The milestone payment represents the successful completion of stand-alone activities in accordance with the amended agreement and was recognized as research and development income in the year ended December 31, 2006, in accordance with the Company’s revenue recognition policy. Wyeth may also pay the Company a licensing fee and a technology transfer fee contingent upon the completion of certain specified events associated with additional products containing ibuprofen. In addition, to the extent that the products receive regulatory approval and are marketed by Wyeth, the Company will receive quarterly royalty payments based upon a percentage of Wyeth’s annual net sales of products covered by the agreement on a product-by-product basis. The agreement provides for a twenty-year term based on the anniversary date of the introduction of each product covered by the agreement. After termination of the royalty period for a particular product, Wyeth will have a perpetual and fully paid-up license with respect to such product.

Note 11—Future Commitments

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

Note 12—Retirement Plan

The Company has a defined contribution 401(k) retirement plan (the Plan) which covers all employees. The Company matches 25% of employee contributions, up to 8% of employee eligible compensation. The Company contributed $17,977, $12,987, and $7,597 to the Plan for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 13—Stock Options

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

The 2004 Plan initially authorized the issuance of up to 2,000,000 shares of common stock, plus 388,441 shares which were previously reserved for issuance under the 1995 Plan not subject to outstanding options. On June 8, 2006, the Company’s stockholders approved a 2,000,000 share increase in the maximum aggregate number of shares that may be issued under the 2004 Equity Incentive Plan. Further, the number of shares authorized for issuance under the 2004 Plan will be increased by up to an additional 977,836 shares subject to options issued and outstanding under the 1995 Plan as of December 31, 2006, which expire or otherwise terminate for any reason without having been exercised in full. If any award under the 2004 Plan, or any award previously issued and outstanding under the 1995 Plan, expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares underlying the award will again become available for issuance under the 2004 Plan. As of December 31, 2006, the Company had 2,073,736 shares available for future grants under the 2004 Plan.

On January 1, 2006, the Company adopted the provisions of SFAS 123(R), requiring it to recognize expense related to the fair value of its share-based compensation awards. The Company elected to use the modified-prospective-transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, share-based compensation expense for the year ended December 31, 2006, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted subsequent to December 31, 2005, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R) using the Black-Scholes option pricing model. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award, which is the vesting period.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006, was $2,366,785 greater than under our previous accounting method for share based compensation while basic and diluted net loss per share for the year ended December 31, 2006, is ($0.06) greater than under the Company’s previous accounting method for share based compensation. The adoption of SFAS 123(R) had no impact on the Company’s cash flow from operations and financing activities.

The following table sets forth the aggregate share-based compensation expense resulting from stock options issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the year ended December 31, 2006.

December 31, 2006
Share-based compensation:
Marketing and selling	$115,766
Research and development	614,731
General and administrative	1,636,288

Share-based compensation for employees	2,366,785
General and administrative, non-employee services	241,105
Marketing, non-employee services	42,600

Total share-based compensation expense	$2,650,490

The share-based compensation expense classified as Marketing, Non-employee Services reflects option grants to an outside consultant. There is no performance condition associated with these grants and no consideration was received for the options.

SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, required companies that chose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for share-based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options was amortized on a straight-line basis over the related vesting periods.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Net loss, as reported	$(8,886,063)	$(5,747,681)
Employee share-based compensation expense determined under fair-value based method	(2,510,471)	(615,710)
Employee share-based compensation expense included in reported net loss	75,500	15,000

Pro forma net loss	$(11,321,034)	$(6,348,391)

Net loss per share
As reported	$(0.26)	$(0.19)
Pro forma	$(0.33)	$(0.21)

The fair value of share-based awards is estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2006, 2005, and 2004. When estimating forfeitures, the Company considers the potential for voluntary and involuntary terminations.

	Black-Scholes Model Assumptions December 31,
	2006	2005	2004
Expected volatility	57% – 63%	63% – 73%	72% – 79%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.3% – 5.0%	4.0% – 4.6%	3.4% – 4.8%
Expected life	6 – 10 years	10 years	10 years

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

A summary of the Company’s stock option plan activity for the year ended December 31, 2006 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,018,124	$2.89	—	—
Granted	665,000	$5.72	—	—
Exercised	(370,168)	$1.22	—	—
Forfeited	(72,291)	$4.05	—	—

Outstanding at December 31, 2006	3,240,665	$3.64	7.3	$4,158,579

Outstanding vested or expected to vest options at December 31, 2006	3,210,104	$3.64	7.2	$4,125,451
Options exercisable at December 31, 2006	2,288,953	$3.13	6.6	$3,840,258

Cash received from options exercised was $452,889 and $508,585 for the years ended December 31, 2006 and 2005, respectively. No actual tax benefit was realized for tax deductions from option exercise of the share-based payment arrangements because the Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of realization of such assets. The Company has a policy of issuing new shares to satisfy share option exercises.

The weighted-average grant date fair value of equity options granted during the years ended December 31, 2006, 2005, and 2004, was $3.73, $3.45, and $2.78, respectively. The total intrinsic value of options exercised for the years ended December 31, 2006, 2005, and 2004, was $1,685,739, $2,288,482, and $2,443,268, respectively. The total fair value of shares vested during the year ended December 31, 2006, was $2,369,348.

As of December 31, 2006, there was $2,429,727 total unrecognized non-cash compensation cost related to non-vested options granted under the 1995 Plan and 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.83 years.

In April 2006, the Company awarded 10,000 non-transferable and immediately vested stock options to an independent consultant as compensation for sales services. The compensation was for services rendered prior to the date of the award and no further services were required to be rendered and no performance condition was required to be met before the options became fully exercisable. The options, which have a ten-year term, were issued under the 2004 Equity Plan and can only be settled through exercise and issuance of the Company’s common shares. They have been classified as equity and accounted for in accordance with SFAS 123(R), EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 00-18, Accounting for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The fair value of the options at the date of grant, of $4.26 per share, was determined using the Black-Scholes model with the following assumptions: stock volatility—62%; expected dividend yield—0%; expected term—10.0 years; risk-free interest rate—5.0%. Expected stock volatility is based on historical realized volatility. The expected term is the contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for issues with a term that approximates the expected life used as the assumption in the model. The total related consulting expense of $42,600 was recognized in the second quarter 2006 as marketing expense.

In 2005, the Company entered into an advisory services agreement with Michael N. Taglich, a member of its board of directors, relating to services provided by Mr. Taglich as a consultant. Under the terms of the agreement, the Company granted to Mr. Taglich a non-transferable option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.61. The option, which vests in equal monthly increments over the two-year period of the service agreement beginning in 2005, has a ten-year term and is subject to EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As of December 31, 2006, 54,166 shares were fully vested. The fair value of the unvested options as of December 31, 2006, of $3.22 per share, was determined using the Black-Scholes model with the following assumptions: weighted average stock volatility—59.2%; expected dividend yield 0%; expected term—8.8 years; risk-free interest rate—4.71%. Expected stock volatility is based on historical realized volatility. The expected term is the remaining contractual term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the measurement date for issues with a term that approximates the remaining expected life used as the assumption in the model. The fair value of the option will continue to be remeasured at each financial reporting period date until vested. The related consulting expense is being recognized over the two year vesting period using the graded vesting method. The Company recognized $241,104 and $90,000 of expense for the years ended December 31, 2006, and 2005, respectively, for these options.

Note 14—Warrants

During the year ended December 31, 2006, a total of 318,080 warrants were exercised, including 35,004 warrants that were surrendered to satisfy the exercise price. As a result, 283,076 shares of common stock were issued during the year ended December 31, 2006. The weighted average exercise price for the year ended December 31, 2006, was $1.35. The Company had the following warrants to purchase common stock outstanding at December 31, 2006:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
December 16, 2002	85,000	0.81	5 years	85,000	December 16, 2007
March 18, 2003	50,000	1.00	5 years	50,000	March 18, 2008
June 25, 2003	476,191	1.16	5 years	452,943	June 25, 2008
February 24, 2004	245,137	4.75	5 years	245,137	February 23, 2009
February 24, 2004	801,636	4.75	5 years	699,712	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011

Grand Total	2,493,964			2,368,792

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Note 15—Financing Events

Registered Direct Offering

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

Private Placements

On February 8, 2005, the Company raised $15.0 million in gross proceeds through a private placement of 3,750,000 shares of its common stock for $4.00 per share to accredited investors. The sale of these shares resulted in net proceeds to the Company of approximately $14.1 million. The Company filed a registration statement with the Securities and Exchange Commission as required under a registration rights agreement registering the resale of shares issued in the private placement (including shares of common stock issuable upon exercise of warrants issued to the placement agent), which was declared effective on April 15, 2005. If the registration statement does not remain effective for a specified period of time as defined in the registration rights agreement, until all shares tradable under the registration statement are sold, or until the shares are freely tradable without volume restriction absent the registration statement, the Company is subject to cash liquidated damages equal to the aggregate purchase price of such purchaser’s remaining shares multiplied by 2.0% for every thirty days that the registration statement is unavailable for sales. As of December 31, 2006, and 2005, a total of 2,381,900 and 2,436,500 common shares, respectively, that remain subject to potential liquidated damages are classified as temporary equity. As of February 2007, these shares are no longer subject to liquidated damages because they will be eligible for resale under applicable securities law. Therefore, the Company reclassified these shares to permanent equity.

Taglich Brothers, Inc. acted as the placement agent for the financing transaction completed in February 2005 and received a cash fee of $750,000 and warrants, valued at $194,899 using the Black-Scholes option-pricing model, to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for five years. The Black-Scholes valuation was based on the following assumptions: volatility of 67%; term of 5 years; risk-free interest rate of 3.72%; and 0% dividend yield. Michael N. Taglich is the Chairman of the Board of Directors of the Company and is also an affiliate of Taglich Brothers, Inc. The warrants issued to the placement agent are not subject to liquidating damages and are therefore accounted for as equity instruments.

On February 24, 2004, the Company raised $10.4 million in gross proceeds through a private placement of 3,206,538 shares of its common stock for $3.25 per share to accredited investors. The sale of these shares resulted in net proceeds to the Company of approximately $9.5 million. The purchasers also received five year warrants to purchase 801,636 shares of common stock at an exercise price of $4.75 per share. The Company filed a registration statement with the Securities and Exchange Commission registering the resale of shares issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the financing (including shares of common stock issuable upon exercise of warrants issued to the placement agent), which was declared effective as of April 14, 2004. If the registration statement does not remain effective until all shares tradable under the registration statement are sold, or until the shares are freely tradable without volume restriction absent the registration statement, the Company is subject to cash liquidated damages equal to the aggregate purchase price of the purchaser’s remaining securities multiplied by 2.0% for every thirty days that the registration statement is unavailable for sales. EITF D-98 requires securities with redemption features that are not solely within the control of the issuer to be classified outside of permanent equity. At December 31, 2005, a total of $9,147,484 associated with 2,436,500 common shares continued to be subject to potential liquidated damages and have been classified as temporary equity. As of December 31, 2006, the $8,942,511 relating to such shares was transferred to permanent equity as the maximum amount of potential liquidated damages was less than 10% of the aggregate purchase price and reflected a reasonable estimate of the difference in fair value between registered and unregistered shares.

The warrants issued to investors in this transaction were also issued pursuant to the registration rights agreement and are subject to liquidated damage provisions. The Company considers the warrants to be derivative financial instruments and has classified the warrants as a liability at fair value in the balance sheet. On January 13, 2006, and December 28, 2004, 25,000 and 76,923, respectively, of the 801,636 warrants were exercised. As a result, the exercised warrants were marked-to-market as of the exercise dates in 2006 and 2004 and the estimated fair value of $85,201 and $228,951, respectively, was reclassified from liability to additional paid in capital. There were 699,713 and 724,713 warrants classified as a liability at December 31, 2006, and 2005, respectively. Information regarding the valuation of the warrants is as follows:

	2006	2005
	December 31	December 31
Weighted-Average Fair Value Warrants	$1.67	$3.08
Black-Scholes Assumption:
Dividend Rate	—	—
Average Risk-Free Interest Rate	4.82%	4.35%
Average Volatility	57%	63%
Remaining Contractual Life in Years	2.2	3.2

The change in the fair value of the warrants in each period is reflected as an unrealized gain/(loss) on fair value in the accompanying statement of operations.

Rodman and Renshaw acted as the lead placement agent for this transaction and Taglich Brothers, Inc. assisted in the financing. The placement agents received a cash fee of $729,487 and warrants to purchase 224,458 shares, of which Taglich Brothers, Inc. received $174,965 and warrants to purchase 53,846 shares. Michael N. Taglich and Robert Schroeder, directors of the Company at the time of the financing, are affiliates of Taglich

Brothers, Inc. In addition, Mr. Taglich purchased 49,631 shares of common stock and warrants to purchase 12,408 shares of common stock as part of the private placement. The total fair value of the 1,046,773 warrants issued in the financing was $1,994,271 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 68%; term of 5 years; risk-free interest rate of 3.01%; and 0% dividend yield. The warrants issued to the placement agent are not subject to liquidating damages and are therefore accounted for as equity instruments.

The Company also issued (i) 32,000 shares of its common stock and a warrant to purchase 15,000 shares to an unaffiliated third party as a finder’s fee, and (ii) 23,077 shares of its common stock and warrants to purchase 5,679 shares in partial payment of an advisory fee in connection with the sale of the probiotics division.

Shelf Registration

On October 27, 2005, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC), pursuant to which it may sell, from time to time, up to $40 million in common stock and/or common stock purchase warrants. The registration statement was declared effective by the SEC in November 2005. The specific terms of any future offering would be established at the time of the offering. As of December 31, 2006, approximately $28 million remains available.

Note 16—Major Customers and Concentration of Credit Risk

In 2006, two customers accounted for 62% and 29% of total revenue. In 2005, the Company received royalty income for sales of products related to the CDT technology from two customers, which accounted for 79% and 15% of net revenues.

The Company maintains its cash balances in one financial institution, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Note 17—Related Party Transactions

The Company’s CDT platform is currently based on four patented drug delivery technologies and includes intellectual property from two U.S. patents licensed exclusively to the Company by Temple University and two U.S. patents assigned to the Company by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. Dr. Fassihi currently serves on the Company’s board of directors. Dr. Fassihi is also one of the inventors of the two patents licensed to the Company by Temple University. A portion of the royalty payment the Company makes to Temple University is, in turn, paid to Dr. Fassihi. In addition, the Company has a consulting agreement with Dr. Fassihi. This agreement was amended effective December 31, 2006, to provide for the continuance of Dr. Fassihi’s consulting services. The agreement may be terminated by either party on 30-days’ notice. In the year ended December 31, 2006, Dr. Fassihi was paid $48,000 for consulting services, in addition to receiving a $200,000 payment associated with the amendment to the Temple University agreement (see Note 10). In the years ended December 31, 2005 and 2004, Dr. Fassihi was paid $48,000, and $48,000, respectively, for consulting services.

Note 18—Subsequent Events

On January 30, 2007, the Company received a second $500,000 milestone payment under its agreement with Wyeth Consumer Healthcare. The milestone payment represents prepayment of a development milestone and it will be recorded as deferred research and development revenue for the quarter ending March 31, 2007.

Note 19—Quarterly Results (Unaudited)

The table below shows the quarterly results of operations for 2006 and 2005:

	Quarterly Results of Operations (Unaudited)
For Year 2006	March 31	June 30	September 30	December 31
Net revenues	$92,846	$279,179	$1,069,897	$836,527
Gross profit	92,846	279,179	1,069,897	836,527
Operating expenses	3,307,468	3,327,523	4,419,629	3,689,244
Operating loss	(3,214,622)	(3,048,344)	(3,349,732)	(2,852,717)
Other income (expense)
Interest expense	(159)	—	(11)	—
Interest income	131,245	233,510	249,082	229,589
Unrealized gain/(loss) on fair value of warrants	(4,166)	639,409	(429,303)	768,272
Other	—	(93,519)	—	(1,764)

	126,920	779,400	(180,232)	996,097

Net loss	$(3,087,702)	$(2,268,944)	$(3,529,964)	$(1,856,620)

Net loss basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(0.05)

	Quarterly Results of Operations (Unaudited)
For Year 2005	March 31	June 30	September 30	December 31
Net revenues	$87,458	$155,834	$205,764	$186,351
Gross profit	87,458	155,834	205,764	186,351
Operating expenses	1,951,947	2,184,614	2,150,385	3,145,259
Operating loss	(1,864,489)	(2,028,780)	(1,944,621)	(2,958,908)
Other income (expense)
Interest expense	(2,247)	(1,898)	(1,285)	(359)
Interest income	75,501	122,237	140,614	147,936
Settlement in connection with asset sale and license agreement	—	—	(537,921)	—
Unrealized gain/(loss) on fair value of warrants	503,554	658,802	(441,427)	(818,226)
Other	23,385	34,137	10,066	(2,134)

	600,193	813,278	(829,953)	(672,783)

Net loss	$(1,264,296)	$(1,215,502)	$(2,774,574)	$(3,631,691)

Net loss basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.10)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that information to be disclosed by us in this Annual Report on Form 10-K was recorded, processed summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and Form 10-K.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item regarding directors and our code of ethics is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders. The information required by this item regarding executive officers is set forth in Item 6 of this annual report under the caption “Executive Officers.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are filed herewith:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Certificate of Incorporation of SCOLR Pharma, Inc. as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2	Certificate of designation of Series A Junior Participating Preferred Stock		8-K	1.2	000-24693	11/6/2002

4.3	Bylaws of SCOLR Pharma, Inc. as amended		10-QSB	3	001-31982	5/17/2004

4.4	Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.		8-K	3	000-24693	11/6/2002

4.5	Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

10.1	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003		8-K	10	000-24693	5/5/2003

10.2	Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.3	Registration Rights Agreement dated February 24, 2004		8-K	10.2	001-31982	2/26/2004

10.4	Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.5	Promissory Note to Clyde Berg together with related Security Agreement and Warrant Agreement dated September 30, 2002		10-QSB	10.1	000-24693	11/14/2002

10.6	1995 Stock Option Plan, together with amendment No. 1 thereto*	X

10.7	Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.8	Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.9	Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.10	Exclusive Patent License Agreement dated March 8, 2002, between Archer Daniels Midland Company and the Company		10-KSB	10.15	000-24693	3/31/2003

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.11	Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

10.12†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.13†	License Agreement dated September 6, 2000 between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.14†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

10.15	Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.16†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company.		S-2	10.16	333-107906	8/13/2003

10.17†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.18†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.19	Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.20	License, Manufacture, and Distribution Agreement by and between the Company and Nutraceutix, Inc., dated December 31, 2003		8-K	2.2	000-24693	1/23/2003

10.21	Building Lease—3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003		S-2	10.25	333-107906	8/13/2003

10.22	Employment Agreement dated July 2, 2003, between Stephen Turner and the Company*		S-2	10.27	333-107906	8/13/2003

10.23	2004 Equity Incentive Plan*		10-QSB	10	001-31982	8/13/2004

10.24	Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.25	Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.26	Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

10.27††	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004 between Dr. Reza Fassihi and SCOLR Pharma, Inc.		10-QSB	10.1	001-31982	11/12/2004

10.28	Employment Agreement dated November 12, 2004 between SCOLR Pharma, Inc. and Daniel O. Wilds*		8-K	10.1	001-31982	11/18/2004

10.29	Employment Agreement dated January 10, 2005 between SCOLR Pharma, Inc. and Alan M. Mitchel*		8-K	10.1	001-31982	1/11/2005

10.30	Common Stock Purchase Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.1	001-31982	2/11/2005

10.31	Registration Rights Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.2	001-31982	2/11/2005

10.32††	Manufacture, License and Distribution Agreement dated October 20, 2005 between the Company and Perrigo Company of South Carolina		10-K	10.33	001-31982	3/23/2006

10.33	Settlement Agreement and First Amendment to the License Manufacture and Distribution Agreement, dated as of August 3, 2005 between the Company and Nutraceutix, Inc.		8-K	10.1	001-31982	8/5/2005

10.34	First Amendment to Lease, effective as of October 12, 2005		10-K	10.35	001-31982	3/23/2006

10.35	Advisory Services Agreement dated as of November 4, 2005 between the Company and Michael N. Taglich		8-K	99.1	001-31982	11/9/2005

10.36††	Development and License Agreement dated December 21, 2005 between the Company and Wyeth Consumer Healthcare, a division of Wyeth		10-K	10.37	001-31982	3/23/2006

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.37	Employment Agreement dated as of December 15, 2005 between the Company and Richard M. Levy		8-K	99.1	001-31982	12/20/2005

10.38††	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University		10-Q	10.1	001-31982	11/7/2006

10.39	Amended and Restated Exclusive License Agreement made as of August 10, 2006, by and between SCOLR Pharma, Inc. and Archer-Daniels-Midland Company		10-Q	10.2	001-31982	11/7/2006

10.40††	Amendment No. 1 to Development and License Agreement dated as of September 22, 2006, by and between SCOLR Pharma, Inc. and Wyeth Consumer Healthcare		10-Q	10.3	001-31982	11/7/2006

10.41††	Amendment to License Agreement dated as of August 10, 2006 between SCOLR Pharma, Inc. and Temple University		10-Q	10.4	001-31982	11/7/2006

10.42	Amendment to Consulting Agreement effective as of December 31, 2006, between SCOLR Pharma, Inc. and Dr. Reza Fassihi	X

10.43	Director Compensation Program Summary, effective as of January 1, 2007	X

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR PHARMA, INC.

By:	/s/ DANIEL O. WILDS
Daniel O. Wilds Chief Executive Officer, President, (Principal Executive Officer)

Date: March 12, 2007

Signature	Title	Date

/s/ DANIEL O. WILDS Daniel O. Wilds	President, Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2007

/s/ RICHARD M. LEVY Richard M. Levy	Chief Financial Officer and Vice President—Finance	March 12, 2007

/s/ RANDALL L-W. CAUDILL Randall L-W. Caudill	Director	March 12, 2007

/s/ REZA FASSIHI Reza Fassihi	Director	March 12, 2007

/s/ HERBERT L. LUCAS, JR. Herbert L. Lucas, Jr.	Director	March 12, 2007

/s/ MICHAEL N. TAGLICH Michael N. Taglich	Chairman of the Board	March 12, 2007

/s/ DR. MICHAEL SORELL Dr. Michael Sorell	Director	March 12, 2007

/s/ WAYNE L. PINES Wayne L. Pines	Director	March 12, 2007

/s/ HANS MUELLER Hans Mueller	Director	March 12, 2007

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Certificate of Incorporation of SCOLR Pharma, Inc. as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2	Certificate of designation of Series A Junior Participating Preferred Stock		8-K	1.2	000-24693	11/6/2002

4.3	Bylaws of SCOLR Pharma, Inc. as amended		10-QSB	3	001-31982	5/17/2004

4.4	Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.		8-K	3	000-24693	11/6/2002

4.5	Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

10.1	Form of Note Purchase Agreement, Subordinated Note and Warrant dated as of April 30, 2003		8-K	10	000-24693	5/5/2003

10.2	Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.3	Registration Rights Agreement dated February 24, 2004		8-K	10.2	001-31982	2/26/2004

10.4	Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.5	Promissory Note to Clyde Berg together with related Security Agreement and Warrant Agreement dated September 30, 2002		10-QSB	10.1	000-24693	11/14/2002

10.6	1995 Stock Option Plan, together with amendment No. 1 thereto*	X

10.7	Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.8	Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.9	Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.10	Exclusive Patent License Agreement dated March 8, 2002, between Archer Daniels Midland Company and the Company		10-KSB	10.15	000-24693	3/31/2003

10.11	Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.12†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.13†	License Agreement dated September 6, 2000 between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.14†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

10.15	Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.16†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company.		S-2	10.16	333-107906	8/13/2003

10.17†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.18†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.19	Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.20	License, Manufacture, and Distribution Agreement by and between the Company and Nutraceutix, Inc., dated December 31, 2003		8-K	2.2	000-24693	1/23/2003

10.21	Building Lease—3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003		S-2	10.25	333-107906	8/13/2003

10.22	Employment Agreement dated July 2, 2003, between Stephen Turner and the Company*		S-2	10.27	333-107906	8/13/2003

10.23	2004 Equity Incentive Plan*		10-QSB	10	001-31982	8/13/2004

10.24	Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

10.25	Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.26	Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.27††	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004 between Dr. Reza Fassihi and SCOLR Pharma, Inc.		10-QSB	10.1	001-31982	11/12/2004

10.28	Employment Agreement dated November 12, 2004 between SCOLR Pharma, Inc. and Daniel O. Wilds*		8-K	10.1	001-31982	11/18/2004

10.29	Employment Agreement dated January 10, 2005 between SCOLR Pharma, Inc. and Alan M. Mitchel*		8-K	10.1	001-31982	1/11/2005

10.30	Common Stock Purchase Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.1	001-31982	2/11/2005

10.31	Registration Rights Agreement, dated as of February 8, 2005, between SCOLR Pharma, Inc. and the Purchasers listed in Exhibit A		8-K	10.2	001-31982	2/11/2005

10.32††	Manufacture, License and Distribution Agreement dated October 20, 2005 between the Company and Perrigo Company of South Carolina		10-K	10.33	001-31982	3/23/2006

10.33	Settlement Agreement and First Amendment to the License Manufacture and Distribution Agreement, dated as of August 3, 2005 between the Company and Nutraceutix, Inc.		8-K	10.1	001-31982	8/5/2005

10.34	First Amendment to Lease, effective as of October 12, 2005		10-K	10.35	001-31982	3/23/2006

10.35	Advisory Services Agreement dated as of November 4, 2005 between the Company and Michael N. Taglich		8-K	99.1	001-31982	11/9/2005

10.36††	Development and License Agreement dated December 21, 2005 between the Company and Wyeth Consumer Healthcare, a division of Wyeth		10-K	10.37	001-31982	3/23/2006

10.37	Employment Agreement dated as of December 15, 2005 between the Company and Richard M. Levy		8-K	99.1	001-31982	12/20/2005

10.38††	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University		10-Q	10.1	001-31982	11/7/2006

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.39	Amended and Restated Exclusive License Agreement made as of August 10, 2006, by and between SCOLR Pharma, Inc. and Archer-Daniels-Midland Company		10-Q	10.2	001-31982	11/7/2006

10.40††	Amendment No. 1 to Development and License Agreement dated as of September 22, 2006, by and between SCOLR Pharma, Inc. and Wyeth Consumer Healthcare		10-Q	10.3	001-31982	11/7/2006

10.41††	Amendment to License Agreement dated as of August 10, 2006 between SCOLR Pharma, Inc. and Temple University		10-Q	10.4	001-31982	11/7/2006

10.42	Amendment to Consulting Agreement effective as of December 31, 2006, between SCOLR Pharma, Inc. and Dr. Reza Fassihi	X

10.43	Director Compensation Program Summary, effective as of January 1, 2007	X

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement.