Form 10-Q
period 2007-03-31
SCOLR Pharma, Inc.
filed 2007-05-08
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number: 001-31982

SCOLR Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1689591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 132nd Avenue S.E., Suite 400, Bellevue, Washington 98006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of May 1, 2007
Common Stock, par value $0.001	38,125,146

SCOLR Pharma, Inc.

FORM 10-Q

For the Three Months Ended March 31, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	March 31,2007 (Unaudited)	December 31,2006
ASSETS
Current Assets
Cash and cash equivalents	$14,959,269	$15,217,946
Short-term investments	445,658	993,542
Accounts receivable, less allowance for doubtful accounts of $0 and $0	459,145	864,620
Interest and other receivables	7,017	15,576
Prepaid expenses	363,681	347,136

Total current assets	16,234,770	17,438,820
Property and Equipment — net of accumulated depreciation of $928,822 and $854,420, respectively	931,193	730,512
Intangible assets — net of accumulated amortization of $334,956 and $319,903, respectively	413,213	325,148

	$17,579,176	$18,494,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$202,622	$189,065
Accrued expenses	1,237,643	825,158
Deferred revenue	—	185,577
Current portion of term loan	74,653	—

Total current liabilities	1,514,918	1,199,800
Long-term portion of term loan	171,847	—
Fair value of warrants to purchase common stock	—	1,171,045

Total liabilities	1,686,765	2,370,845
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 38,125,146 and 38,048,146 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	38,125	38,048
Additional paid-in capital	64,964,566	63,139,210
Accumulated other comprehensive gain (loss)	(1)	55
Accumulated deficit (Note 12)	(49,110,279)	(47,053,678)

Total stockholders’ equity	15,892,411	16,123,635

	$17,579,176	$18,494,480

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues
Licensing fees	$173,077	$19,231
Royalty income	325,620	73,615
Research and development income	621,222	—

Total revenues	1,119,919	92,846
Operating expenses
Marketing and selling	249,882	186,866
Research and development	1,795,874	1,333,293
General and administrative	1,176,498	1,787,309

Total operating expenses	3,222,254	3,307,468

Loss from operations	(2,102,335)	(3,214,622)
Other income (expense)
Unrealized loss on fair value of warrants	—	(4,166)
Interest income	204,976	131,245
Interest expense	(161)	(159)
Other	2,941	—

	207,756	126,920

NET LOSS	$(1,894,579)	$(3,087,702)

Net loss per share, basic and diluted	$(0.05)	$(0.09)

Shares used in computing basic and diluted net loss per share	38,084,501	35,187,799

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,894,579)	$(3,087,702)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	92,262	87,055
Write-off of long term assets	6,571	—
Loss on the disposal of equipment	5,700	—
Unrealized loss on fair value of warrants	—	4,166
Share-based compensation for non-employee services	25,742	151,560
Share-based compensation for employee services	404,655	549,051
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	414,034	91,666
Prepaid expenses and other current assets	(16,545)	(60,865)
Accounts payable and accrued expenses	426,042	179,259
Deferred revenue	(185,577)	(54,069)

Net cash used in operating activities	(721,695)	(2,139,879)

Cash flows from investing activities:
Payments received on note receivable	—	505,927
Purchase of property and equipment	(282,496)	(34,558)
Patent and technology rights expenditures	(110,783)	(30,207)
Purchase of short-term investments	(438,111)	(395,110)
Maturities of short-term investments	985,939	1,491,584

Net cash provided by investing activities	154,549	1,537,636

Cash flows from financing activities:
Net proceeds from term loan	246,500	—
Payments on long-term obligations and capital lease obligations	—	(3,137)
Proceeds from exercise of options and warrants	61,969	413,634

Net cash provided by financing activities	308,469	410,497

Net decrease in cash	(258,677)	(191,746)
Cash at beginning of period	15,217,946	10,928,442

Cash at end of period	$14,959,269	$10,736,696

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$159
Supplemental schedule of non-cash financing information
Unrealized loss on short-term investments	$(56)	$(183)
Reclassification of fair value of warrant liability to equity	$1,171,045	$85,200

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. In addition, with the adoption of a change in accounting, a $162,022 non-recurring adjustment to the beginning balance of accumulated deficit is included in the March 31, 2007, balance sheet. (See Note 12) The balance sheet at December 31, 2006, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2006.

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

Note 2 — New Accounting Pronouncement

In February 2007, the Financial Accounting Standards Board issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to elect to measure certain financial instruments and other items at fair value and report the change in fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 contains additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate any material impact on its financial condition or results of operations as a result of the adoption of SFAS 159.

Note 3 — Technical Rights, Patent License and Royalty Agreements

On March 14, 2007, the Company received a notice of termination from Wyeth Consumer Healthcare with respect to the Company’s development and license agreement with Wyeth. The Development and License Agreement, which was signed December 21, 2005, provided Wyeth with global rights to use the Company’s technology for all products containing ibuprofen. The termination of the agreement was effective April 16, 2007.

During the three months ended March 31, 2007, the Company recognized research and development income of $500,000 related to a milestone payment from Wyeth and approximately $109,000 for reimbursement of research and development costs related to the agreement. The agreement with Wyeth provided for an upfront fee of $250,000 which was previously recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, during the three months ended March 31, 2007, the Company recognized the approximately $173,000 remaining balance of previously deferred licensing fee income.

As a result of the termination, the Company reacquired all rights to use its technology for products containing ibuprofen.

Note 4 – Accounts Receivable

At March 31, 2007, accounts receivable consisted of royalty receivables from CDT-based product sales. During the three months ended March 31, 2007, the Company received payment of approximately $454,000 from Wyeth Consumer Healthcare in settlement of the accounts receivable for reimbursement of research and development costs.

Note 5 — Liquidity

The Company incurred a net loss of approximately $1.9 million for the three months ended March 31, 2007, and used cash from operations of approximately $721,695. Cash flows of $154,549 provided by investing activities during the three months ended March 31, 2007, primarily represent maturing short-term investments of approximately $986,000. This amount is offset by the use of investing cash flows for the purchase of research and development equipment and short-term investments. Cash flow from financing activities of $308,469 for the three months ended March 31, 2007, primarily reflects net proceeds from a $250,000 bank term loan agreement for the purchase of equipment to be used in the Company’s research and development activities.

The Company had approximately $15.4 million in cash, cash equivalents and short-term investments at March 31, 2007. The Company has a history of recurring losses and plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are likely to increase as it continues preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its drug delivery business at planned levels through early 2008. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

The Company plans to raise additional capital to fund operations, conduct clinical trials, and continue research and development projects and commercialization of its product candidates. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement that it filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of March 31, 2007, approximately $28 million remains available for issuance under this shelf registration statement. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations significantly including the delay, modification or cancellation of research and development projects.

Note 6 — Comprehensive Loss

The components of comprehensive loss for the three months ended March 31, 2007 and 2006, are as follows:

	Three months ended March 31,
	2007	2006
Net loss	$(1,894,579)	$(3,087,702)
Other comprehensive loss for the period:
Change in unrealized net loss on short-term investments	(56)	(183)
Comprehensive loss for the period	$(1,894,635)	$(3,087,885)

Accumulated other comprehensive loss of $(1) at March 31, 2007, equals the cumulative unrealized net gains and (losses) on short-term investments.

Note 7 — Bank Term Loan

On March 26, 2007, the Company executed a $250,000 bank term loan agreement for the purchase of equipment to be used in its research and development activities. The stated interest rate and effective interest rate of the loan are 8.25% and 9.34%, respectively. The loan matures in February 2010. Principal and interest payments are to be made in 36 equal monthly payments of $7,877 each, with a final payment due on the date of maturity. The obligations under the loan are secured by the acquired equipment.

Note 8 — Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There were no unrecognized tax benefits as of January 1, or March 31, 2007. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006. In addition, tax years from 1992 to 2002 may be subject to examination in the event that the Company utilizes the NOL’s from those years in its current or future year tax returns.

Note 9 — Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share represents loss available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential common stock, except when the effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share, including those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity at March 31, 2006, were 38,084,501 for the three months ended March 31, 2007, and 35,187,799 for the three months ended March 31, 2006.

At March 31, 2007 and 2006, options and warrants to acquire 5,557,457 and 5,573,625 shares, respectively, of common stock, prior to the application of the treasury stock method, were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

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

Note 11 — Warrants

During the three months ended March 31, 2007, no warrants were issued or exercised. The Company had the following warrants to purchase common stock outstanding at March 31, 2007:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
December 16, 2002	85,000	0.50	5 years	85,000	December 16, 2007
March 18, 2003	50,000	1.00	5 years	50,000	March 18, 2008
June 25, 2003	476,191	1.16	5 years	452,943	June 25, 2008
February 24, 2004	245,137	4.75	5 years	245,137	February 23, 2009
February 24, 2004	801,636	4.75	5 years	699,712	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011

Total	2,493,964			2,368,792

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Note 12 — Change in Accounting for Fair Value of Warrants to Purchase Common Stock

In December 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement 5, “Accounting for Contingencies,” and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss.” FSP EITF 00-19-12 applies to registration payment arrangements regardless of whether they are issued as a separate agreement (such as a registration rights agreement or shareholders’ rights agreement) or are included as a provision of either the financial instruments or some other agreement. FSP EITF 00-19-12 also applies to an arrangement in which the issuer endeavors to obtain or maintain listing on a stock exchange. We adopted FSP EITF 00-19-2 effective January 1, 2007.

The Company has previously classified warrants issued as a part of its February 24, 2004, private placement as a liability because the Company granted registration rights which included the payment of liquidated damages under certain circumstances including in the event that the effective SEC registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts and all commercially reasonable efforts to maintain “effective” registration statements. Accordingly, Company management believes that as of both the date of inception and the date of adopting this FSP, its obligation to transfer consideration under its registration payments arrangements is not probable. Further, the Company had determined that without regard to the registration payment arrangement, all warrants issued would have been classified as equity instruments in accordance with other applicable generally accepted accounting principles for all periods.

Prior to the adoption of this FSP, the Company accounted for the warrants and the registration payment arrangement as one instrument and classified the entire arrangement as a liability. Based on the guidance of the FSP, the Company reclassified the fair value of the warrant liability to stockholders’ equity on January 1, 2007. The amount reclassified of $1,171,045 was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the December 31, 2006, fair value of warrant liability and the fair value of the warrant liability at its inception was $356,202, however, $194,180 was previously reclassified to accumulated deficit when the warrants were exercised. The remaining $162,022 was presented as a cumulative effect adjustment to the opening balance of accumulated deficit.

The adoption of FSP EITF 00-19-02 had no effect on the Company’s net loss. The following table presents the effect of the adoption of FSP EITF 00-19-02 on accumulated deficit:

Accumulated deficit at December 31, 2006 – as previously reported	$(47,053,678)
Change in accounting principle	(162,022)

Beginning accumulated deficit – adjusted January 1, 2007	(47,215,700)
Add: Net loss for the three months ended March 31, 2007	(1,894,579)

Ending accumulated deficit at March 31, 2007	$(49,110,279)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our 2006 annual report on Form 10-K.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual result, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report in Item 1A of Part II, and are detailed from time to time in our periodic reports filed with the SEC. We undertake no obligation to update any forward-looking statements, whether as a results of new information, future events or otherwise.

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

Critical Accounting Policies and Estimates

Since December 31, 2006, none of our critical accounting policies, or our application thereof, as more fully described in our annual report on Form 10-K for the year ended December 31, 2006, has significantly changed. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective January 1, 2007, for calendar year-end companies. The adoption of FIN 48 did not have a material impact on our statement of operations or balance sheet

In February 2007, the Financial Accounting Standards Board issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to elect to measure certain financial instruments and other items at fair value and report the change in fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 contains additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate any material impact on its financial condition or results of operations as a result of the adoption of SFAS 159.

Change in Accounting for Fair Value of Warrants to Purchase Common Stock

We have previously classified warrants we issued as a part of our February 24, 2004, private placement as a liability because we agreed to pay liquidated damages to warrant holders in the event that the effective SEC registration statement registering the resale of shares of common stock issuable upon exercise of warrants does not remain effective. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2), which provides guidance on the impact the registration rights have on the classification of the warrants. Based on the guidance of the FSP, we now evaluate separately the warrants and the registration rights obligations and we reclassified the fair value of the warrant liability to stockholders’ equity on January 1, 2007. The amount we reclassified was $1,171,045, which was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the fair value of warrant liability at inception and December 31, 2006, was $356,202, however, we previously reclassified $194,180 as a cumulative effect adjustment to the opening balance of accumulated deficit. The adoption of FSP EITF 00-19-02 had no effect on our net loss.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Revenues

Revenues consist of research and development income and licensing revenue related to our agreement with Wyeth Consumer Healthcare, which was terminated effective April 16, 2007. Revenues also consist of royalty income from sales of products incorporating our CDT technology.

Total revenues increased significantly to $1.1 million for the three months ended March 31, 2007, compared to $92,846 for the same period in 2006, primarily as a result of the recognition of approximately $609,000 of research and development income and approximately $173,000 of licensing fee income attributable to the terminated agreement with Wyeth. On March 14, 2007, we received a notice of termination from Wyeth Consumer Healthcare that the Development and Licensing Agreement to use our technology in products containing ibuprofen would be terminated (without cause) effective April 16, 2007. The research and development income recognized during the three months ended March 31, 2007, included a $500,000 milestone payment from Wyeth and a $109,000 reimbursement of research and development costs. The agreement with Wyeth, dated December 21, 2005, provided for an upfront fee of $250,000 which was recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, during the three months ended March 31, 2007, we recognized the remaining balance of previously deferred licensing fee income. We reacquired all rights to use our technology in products containing ibuprofen as a result of the termination of the agreement.

Our drug delivery technology generates royalty revenue from CDT-based product sales to the dietary supplement markets, including sales through retailers such as Wal-Mart, Kroger, CVS and Meijer. During the three months ended March 31, 2007, royalty income increased approximately $252,000 to $325,620 compared to $73,615 for the same period in 2006, primarily as a result of royalties generated through our alliance with Perrigo, under which we began receiving royalty payments in the second quarter of 2006. We receive payments based on a percentage of Perrigo’s net profits derived from the sales of products under the agreement.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 34%, or $63,016, to $249,882 for the three months ended March 31, 2007, compared to $186,866 for the same period in 2006, primarily due to increases of $18,940 in higher commission expense related to higher royalty income, $12,615 in salaries and related expenses, and $12,313 attributable to non-cash, share-based compensation.

Research and Development Expenses

Research and development expenses increased 35%, or $462,581, to approximately $1.8 million for the three months ended March 31, 2007, compared to approximately $1.3 million for the same period in 2006. This increase was primarily due to an increase of $252,063 for supplies and clinical trial expenses related to our development projects and an increase of $140,352 in salaries and related expenses. We expect research and development costs to increase during 2007 as we continue to advance our development efforts.

General and Administrative Expenses

General and administrative expenses decreased 34%, or $610,811, to $1.2 million for the three months ended March 31, 2007, compared to $1.8 million for the same period in 2006, primarily due to reduced expenses of $131,743 associated with initial compliance costs with Sarbanes-Oxley Act of 2002, and Financial Accounting Standard 123R implementation costs in 2006. Employee and director non-cash, share-based compensation costs decreased $347,440 because director stock options issued during the first quarter 2006 were fully-vested in 2006 and no stock option awards were granted during the first quarter of 2007 to employees or directors. In addition, salaries and related expenses decreased $9,736 due to an $80,000 severance payment in 2006, off-set by a $70,264 increase attributable to higher salaries and benefits in 2007.

Other Income (Expense), Net

Other income increased 64%, or $80,836, to $207,756 income for the three months ended March 31, 2007, compared to $126,920 income for the comparable period in 2006, primarily due to a $73,731 increase in interest income as a result of higher interest rates and cash balances. In addition, unrealized loss on fair value of warrants decreased $4,166 because, effective January 1, 2007, we reclassified the fair value of warrants to purchase common stock to Stockholders’ Equity, due to the adoption of Financial Accounting Standards Board Staff Position 00-19-2, “Accounting for Registration Payment Arrangements”.

Net Loss

Net loss decreased 39%, or $1.2 million, to $1.9 million for the three months ended March 31, 2007, compared to $3.1 million for the same period in 2006, primarily due to increased revenues from Wyeth.

Liquidity and Capital Resources

As of March 31, 2007, we had $14.7 million of working capital compared to $11.4 million as of March 31, 2006. We have accumulated net losses of approximately $49.1 million from our inception through March 31, 2007. We believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operations at planned levels through early 2008.

Cash flows from operating activities—Net cash used in operating activities for the three months ended March 31, 2007, was approximately $721,695 compared to $2.1 million for the three months ended March 31, 2006. Expenditures remained substantially unchanged during this period because increased research and development expenses, clinical trial costs, contract manufacturing costs, general and administrative expenses in support of our operations and marketing expenses were offset by increases in accounts payable and collections of accounts receivable.

Cash flows from investing activities—Cash flows provided by investing activities of $154,549 primarily represent the application of maturing short-term investments during the three months ended March 31, 2007, to fund operating activities. Cash flows from investing activities for the three months ended March 31, 2006, included the receipt of $505,927 as payment in full of the note receivable from the buyer of our probiotics division.

Cash flows from financing activities—Cash flows from financing activities of $308,469 for the three months ended March 31, 2007, primarily reflects net proceeds from a $250,00 bank term loan for the purchase of equipment to be used in our research and development activities. We received cash of $61,969 and $413,634 in the first quarters of 2007 and 2006, respectively, from the exercise of outstanding stock options and warrants.

We had approximately $15.4 million in cash, cash equivalents and short-term investments at March 31, 2007. On March 26, 2007, we executed a $250,000 bank term loan agreement for the purchase of equipment to be used in our research and development activities. The stated interest rate and effective interest rate of the loan are 8.25% and 9.34%, respectively, and the loan matures February 2010. Principal and interest payments are to be made in 36 equal monthly payments of $7,877 each. The obligations under the loan are secured by the acquired equipment.

We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and continue to develop the infrastructure to support commercialization of our products. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, we may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of March 31, 2007, approximately $28 million remains available for issuance under this shelf registration statement. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since 2000, including net losses of $1.9 million in 2007, $10.7 million in 2006, $8.9 million in 2005, and $5.7 million in 2004. We have accumulated net losses of approximately $49.3 million from our inception through March 31, 2007, and we expect to continue to incur significant operating losses in the future.

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

Even if we complete a clinical trial of one of our potential products, the clinical trial may not indicate that our product is safe or effective to the extent required by the FDA or other regulatory agency to approve the product. If clinical trials do not show any potential product to be safe, efficacious, or bioequivalent, or if we are required to conduct additional clinical trials or other testing of our products in development beyond those that we currently contemplate, we may be delayed in obtaining, or may not obtain, marketing approval for our products. Our product development costs may also increase if we experience delays in testing or approvals, which could allow our competitors to bring products to market before we do and would impair our ability to commercialize our products.

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

As of May 1, 2007, 38,125,146 shares of our common stock were outstanding, and there were 5,557,457 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. Sales of a large number of shares could materially decrease the market price of our common stock and make it more difficult to raise additional capital through the sale of equity securities.

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

Item 6.	Exhibits

The following exhibits are filed herewith:

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, INC.

Date: May 8, 2007	By:	/s/ Daniel O. Wilds
Daniel O. Wilds
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2007	By:	/s/ Richard M. Levy
Richard M. Levy
Chief Financial Officer and Vice President - Finance
(Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X