Form 10-Q
period 2007-06-30
SCOLR Pharma, Inc.
filed 2007-08-07
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to              .

Commission File Number: 001-31982

SCOLR Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	91-1689591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 132nd Avenue S.E. 400, Bellevue, Washington 98006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of August 1, 2007
Common Stock, par value $0.001	38,150,146

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$12,518,124	$15,217,946
Short-term investments	896,337	993,542
Accounts receivable	434,361	864,620
Interest and other receivables	6,324	15,576
Prepaid expenses	532,193	347,136

Total current assets	14,387,339	17,438,820
Property and Equipment — net of accumulated depreciation of $1,013,241 and $854,420, respectively	897,591	730,512
Intangible assets — net of accumulated amortization of $348,718 and $319,903, respectively	406,790	325,148

	$15,691,720	$18,494,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$426,974	$189,065
Accrued expenses	765,203	825,158
Deferred revenue	—	185,577
Current portion of term loan	76,409	—

Total current liabilities	1,268,586	1,199,800

Long-term portion of term loan	152,073	—
Fair value of warrants to purchase common stock	—	1,171,045

Total liabilities	1,420,659	2,370,845

Commitments and Contingencies — (Note 9)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value, 38,150,146 and 38,048,146 issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	38,150	38,048
Additional paid-in capital	65,456,445	63,139,210
Accumulated other comprehensive income	76	55
Accumulated deficit (Note 11)	(51,223,610)	(47,053,678)

Total stockholders’ equity	14,271,061	16,123,635

	$15,691,720	$18,494,480

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Licensing fees	$—	$19,231	$173,077	$38,461
Royalty income	422,056	259,948	747,676	333,564
Research and development income	—	—	621,222	—

Total revenues	422,056	279,179	1,541,975	372,025
Operating expenses
Marketing and selling	225,374	188,628	475,256	375,495
Research and development	1,377,499	1,625,949	3,173,374	2,959,242
General and administrative	1,112,244	1,512,946	2,288,742	3,300,255

Total operating expenses	2,715,117	3,327,523	5,937,372	6,634,992

Loss from operations	(2,293,061)	(3,048,344)	(4,395,397)	(6,262,967)
Other income (expense)
Unrealized gain on fair value of warrants	—	639,409	—	635,243
Interest income	185,345	233,510	390,321	364,747
Interest expense	(5,615)	—	(5,775)	(159)
Other	—	(93,519)	2,941	(93,510)

Total other income (expense)	179,730	779,400	387,487	906,321

NET LOSS	$(2,113,331)	$(2,268,944)	$(4,007,910)	$(5,356,646)

Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.15)

Shares used in computing basic and diluted net loss per share	38,130,640	37,340,852	38,107,698	36,270,273

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,007,910)	$(5,356,646)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	194,081	172,810
Write-off of long-term assets	15,283	152,860
Loss on the disposal of equipment	5,700	—
Unrealized (gain) on fair value of warrants	—	(635,243)
Share-based compensation for non-employee services	26,932	225,534
Share-based compensation for employee services	841,369	1,144,509
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	439,511	(28,663)
Prepaid expenses and other current assets	(185,057)	(246,009)
Accounts payable and accrued expenses	177,954	421,931
Deferred revenue	(185,577)	(38,462)

Net cash (used in) operating activities	(2,677,714)	(4,187,379)

Cash flows from investing activities:
Payments received on note receivable	—	505,927
Purchase of property and equipment	(333,312)	(61,197)
Patent and technology rights expenditures	(130,473)	(37,940)
Purchase of short-term investments	(346,152)	(2,405,793)
Maturities of short-term investments	443,378	2,786,679

Net cash (used in) provided by investing activities	(366,559)	787,676

Cash flows from financing activities:
Proceeds from term loan	246,500	—
Payments on long-term obligations and capital lease obligations	(18,018)	(3,137)
Proceeds from issuance of common stock, net	—	10,813,717
Proceeds from exercise of options and warrants	115,969	603,951

Net cash provided by financing activities	344,451	11,414,531

Net (decrease) increase in cash and cash equivalents	(2,699,822)	8,014,828
Cash and cash equivalents at beginning of period	15,217,946	10,928,442

Cash and cash equivalents at end of period	$12,518,124	$18,943,270

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,615	$159
Supplemental schedule of non-cash financing information
Issuance of warrants in connection with equity financing	$—	$29,483
Reclassification of fair value warrant liability to equity	$1,171,045	$85,200

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows as of and for the periods shown. In addition, upon the adoption of a change in accounting, a $162,022 non-recurring adjustment to the beginning balance of accumulated deficit is included in the June 30, 2007, balance sheet (See Note 11). The balance sheet at December 31, 2006, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations for quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2006.

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

Note 2 — New Accounting Pronouncement

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments.

The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007, and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted.

The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Note 3 — Technical Rights, Patent License and Royalty Agreements

On March 14, 2007, the Company received notice of termination from Wyeth Consumer Healthcare with respect to the Company’s development and license agreement with Wyeth. The Development and License Agreement, which was signed December 21, 2005, provided Wyeth with global rights to use the Company’s technology for all products containing ibuprofen. The termination of the agreement was effective April 16, 2007.

During the six months ended June 30, 2007, the Company recognized research and development income of $500,000 related to a milestone payment from Wyeth and approximately $109,000 for reimbursement of research and development costs related to the agreement. The agreement with Wyeth provided for an upfront fee of $250,000 which was previously recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, during the six months ended June 30, 2007, the Company recognized the approximately $173,000 remaining balance of previously deferred licensing fee income.

Note 4 — Liquidity

The Company incurred a net loss of approximately $4.0 million for the six months ended June 30, 2007, and used cash from operations of approximately $2.7 million. Cash used by investing activities during the six months ended June 30, 2007, of $366,559 primarily represented the acquisition of assets and efforts related to patent and technology rights offset by the next change in short-term investments. Cash flow from financing activities of $344,451 for the six months ended June 30, 2007, primarily reflected net proceeds from a $250,000 bank term loan agreement for the purchase of equipment to be used in the Company’s research and development activities. The Company received cash of $115,969 and $603,951 in the first half of 2007 and 2006, respectively, from the exercise of outstanding stock options and warrants.

The Company had approximately $13.4 million in cash, cash equivalents and short-term investments at June 30, 2007. The Company has a history of recurring losses and plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are likely to increase as it continues preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its drug delivery business at planned levels through early 2008. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

The Company plans to raise additional capital to fund operations, conduct clinical trials, and continue research and development projects, and commercialization of its product candidates. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement that it filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of June 30, 2007, approximately $28 million remains available for issuance under this shelf registration statement. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations significantly including the delay, modification or cancellation of research and development projects.

Note 5 — Comprehensive Loss

The components of comprehensive loss for the three and six months ended June 30, 2007 and 2006, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(2,113,331)	$(2,268,944)	$(4,007,910)	$(5,356,646)
Other comprehensive income (loss) for the period:
Change in unrealized net income (loss) on short-term investments	77	(488)	21	(671)

Comprehensive loss for the period	$(2,113,254)	$(2,269,432)	$(4,007,889)	$(5,357,317)

Accumulated other comprehensive income (loss) of $76 and $(1,393) for the six months ended June 30, 2007 and 2006, respectively, equals the cumulative unrealized net gains and (losses) on short-term investments, which are the only components of other comprehensive loss included in the Company’s financial statements.

Note 6 — Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Statements of Financial Accounting Standards Statement No. 5, Accounting for Contingencies. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements. There were no unrecognized tax benefits as of January 1, or June 30, 2007.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the six months ended June 30, 2007. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as the Company incurs future net operating losses. There were no unrecognized tax benefits as of June 30, 2007.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006. In addition, tax years from 1992 to 2002 may be subject to examination in the event that the Company utilizes the NOL’s from those years in its current or future year tax returns.

Note 7 — Stock Compensation Expense

In the six month periods ended June 30, 2007 and 2006, the Company recognized total share-based compensation expense of $868,301 and $1,370,043, respectively. Of such amounts, $64,872 and $92,139 were recorded to marketing and selling expense, $344,591 and $265,390 were recorded to research and development expense, and $458,837 and $1,012,513 were recorded to general and administrative expense for the six month periods ended June 30, 2007, and 2006, respectively. The change in share-based compensation expense was primarily attributable to employee service-based stock awards and the annual grants to the board of directors. The Company granted options to purchase shares of its common stock totaling 298,750 and 387,500 during the six month periods ended June 30, 2007, and 2006, respectively.

Note 8 — Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share represents loss available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential common stock, except when the effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share, including those common shares subject to registration rights and potential liquidated damages classified on the balance sheet as temporary equity at June 30, 2006, were 38,107,698 for the six months ended June 30, 2007, and 36,270,273 for the six months ended June 30, 2006.

At June 30, 2007, and 2006, options and warrants to acquire 5,738,288 and 5,595,905 shares, respectively, of common stock, prior to the application of the treasury stock method, were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

Note 9 — Future Commitments

The Company has certain material agreements with its manufacturing and testing vendors related to its ongoing clinical trial work associated with its drug delivery technology. Contract amounts are paid based on materials used and on a work performed basis. Generally, the Company has the right to terminate these agreements upon 30 day’s notice and would be responsible for services and materials and related costs incurred prior to termination.

Note 10 — Warrants

During the six months ended June 30, 2007, no warrants were issued or exercised. The Company had the following warrants to purchase common stock outstanding at June 30, 2007:

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

Note 11 — Change in Accounting for Fair Value of Warrants to Purchase Common Stock

In December 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement 5, “Accounting for Contingencies,” and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss.” FSP EITF 00-19-12 applies to registration payment arrangements regardless of whether they are issued as a separate agreement (such as a registration rights agreement or shareholders’ rights agreement) or are included as a provision of either the financial instruments or some other agreement. FSP EITF 00-19-12 also applies to an arrangement in which the issuer endeavors to obtain or maintain listing on a stock exchange. The Company adopted FSP EITF 00-19-2 effective January 1, 2007.

The Company had previously classified warrants issued as a part of its February 24, 2004, private placement as a liability because the Company granted registration rights which included the payment of liquidated damages under certain circumstances including in the event that the effective SEC registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts and all commercially reasonable efforts to maintain “effective” registration statements. Accordingly, Company management believes that as of both the date of inception and the date of adopting this FSP, its obligation to transfer consideration under its registration payments arrangements was not probable. Further, the Company had determined that without regard to the registration payment arrangement, all warrants issued would have been classified as equity instruments in accordance with other applicable generally accepted accounting principles for all periods.

Prior to the adoption of this FSP, the Company accounted for the warrants and the registration payment arrangement as one instrument and classified the entire arrangement as a liability. Based on the guidance of the FSP, the Company reclassified the fair value of the warrant liability to stockholders’ equity on January 1, 2007. The amount reclassified of $1,171,045 was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the December 31, 2006 fair value of warrant liability and the fair value of the warrant liability at its inception was $356,200, however, $194,178 was previously reclassified to accumulated deficit when the warrants were exercised. The remaining $162,022 was presented as a cumulative effect adjustment to the opening balance of accumulated deficit.

The adoption of FSP EITF 00-19-02 had no effect on the Company’s net loss. The following table presents the effect of the adoption of FSP EITF 00-19-02 on accumulated deficit:

Accumulated deficit at December 31, 2006 – as previously reported	$(47,053,678)
Change in accounting principle	(162,022)

Beginning accumulated deficit – adjusted January 1, 2007	(47,215,700)
Add: Net loss for the six months ended June 30, 2007	(4,007,910)

Ending accumulated deficit at June 30, 2007	$(51,223,610)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs, and dietary supplement products that use our patented CDT technology. Our drug delivery business generates royalty revenue from CDT-based sales in the dietary supplement markets as well as licensing fees. Our net losses are likely to increase significantly as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations, and develop the infrastructure to support commercialization of our potential products. Our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform. Our results of operations going forward will be dependent on our ability to commercialize our products and technology and generate royalties, licensing fees, development fees, milestone, and similar payments.

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

New Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments.

The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007, and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted.

We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Change in Accounting for Fair Value of Warrants to Purchase Common Stock

We had previously classified warrants we issued as a part of our February 24, 2004, private placement as a liability because we agreed to pay liquidated damages to warrant holders in the event that the effective SEC registration statement registering the resale of shares of common stock issuable upon exercise of warrants does not remain effective. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2), which provides guidance on the impact the registration rights have on the classification of the warrants. Based on the guidance of the FSP, we now evaluate separately the warrants and the registration rights obligations and we reclassified the fair value of the warrant liability to stockholders’ equity on January 1, 2007. The amount we reclassified was $1,171,045, which was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the fair value of warrant liability at inception and December 31, 2006, was $356,200. However, we previously reclassified $194,178 as a cumulative effect adjustment to the opening balance of accumulated deficit. The adoption of FSP EITF 00-19-02 had no effect on our net loss.

Results of Operations

Comparison of the Three Months Ended June 30, 2007 and 2006

Revenues

Revenues consist of research and development income and royalty income from sales of products incorporating our CDT technology.

Total revenues increased 51%, or $142,877, to $422,056 for the three months ended June 30, 2007, compared to $279,179 for the same period in 2006, primarily as a result of the recognition of higher royalty income generated through our alliance with Perrigo.

Our drug delivery technology generates royalty revenue from CDT-based product sales to the dietary supplement markets, including sales through retailers such as Wal-Mart, Kroger, CVS and Meijer. During the three months ended June 30, 2007, royalty income increased 62%, or $162,108 to $422,056 compared to $259,948 for the same period in 2006, primarily as a result of increased royalties generated through our alliance with Perrigo. We receive payments based on a percentage of Perrigo’s net profits derived from sales of products under the agreement.

There was no revenue recognized from licensing activity during the three months ended June 30, 2007.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 19%, or $36,746, to $225,374 for the three months ended June 30, 2007, compared to $188,628 for the same period in 2006, primarily due to increases of $35,915 in advertising and trade show expense, $17,327 in higher commission expense related to higher royalty income, and $16,964 in salaries and related expenses.

Research and Development Expenses

Research and development expenses decreased 15%, or $248,450, to $1.4 million for the three months ended June 30, 2007, compared to $1.6 million for the same period in 2006. This decrease was primarily due to a decrease of $406,926 in supplies and clinical trial expenses related to timing of our development projects, offset by increases of $121,908 in salaries and related benefit expenses and additional research and development staff. We expect research and development costs to increase significantly during the remainder of 2007 as we continue to advance our development efforts.

General and Administrative Expenses

General and administrative expenses decreased 26%, or $400,702, to $1.1 million for the three months ended June 30, 2007, compared to $1.5 million for the same period in 2006, primarily due to a decrease of $149,771 for expenses associated with initial costs to comply with the Sarbanes-Oxley Act of 2002 and SFAS 123R implementation costs in 2006. In addition, employee and director non-cash, share-based compensation costs decreased $206,235 due to timing of stock option grants.

Other Income (Expense), Net

Other income decreased 77%, or $599,670, to $179,730 income for the three months ended June 30, 2007, compared to $779,400 income for the same period in 2006, primarily due to an unrealized gain on fair value of warrants of $639,409 recorded in the 2006 period. Effective January 1, 2007, we reclassified the fair value of warrants to purchase common stock to Stockholders’ Equity, due to the adoption of Financial Accounting Standards Board Staff Position 00-19-2, “Accounting for Registration Payment Arrangements.” In addition, there was a $48,165 decrease in interest income as a result of lower cash balances and slightly lower interest rates.

Net Loss

Net loss decreased 7%, or $155,613, to $2.1 million for the three months ended June 30, 2007, compared to a net loss of $2.3 million for the same period in 2006, primarily due to the factors mentioned above.

Comparison of the Six Months Ended June 30, 2007 and 2006

Revenues

Revenues consist of research and development income and licensing revenue related to our agreement with Wyeth Consumer Healthcare, which was terminated effective April 16, 2007. Revenues also consist of royalty income from sales of products incorporating our CDT technology.

Total revenues increased significantly to $1.5 million for the six months ended June 30, 2007, compared to $372,025 for the same period in 2006, primarily as a result of the recognition of approximately $609,000 of research and development income and approximately $173,000 of licensing fee income attributable to the terminated agreement with Wyeth Consumer Healthcare. On March 14, 2007, we received a notice of termination from Wyeth Consumer Healthcare that the Development and Licensing Agreement to use our technology in products containing ibuprofen would be terminated (without cause) effective April 16, 2007. The research and development income recognized during the three months ended March 31, 2007, included a $500,000 milestone payment from Wyeth and a $109,000 reimbursement of research and development costs. The agreement with Wyeth, dated December 21, 2005, provided for an upfront fee of $250,000 which was recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, during the three months ended March 31, 2007, we recognized the remaining balance of previously deferred licensing fee income. We reacquired all rights to use our technology in products containing ibuprofen as a result of the termination of the agreement.

Our drug delivery technology generates royalty revenue from CDT-based product sales to the dietary supplement markets, including sales through retailers such as Wal-Mart, Kroger, CVS and Meijer. During the six months ended June 30, 2007, increased royalty income increased $414,112 to $747,676 compared to $333,564 for the same period in 2006, primarily as a result of royalties generated through our alliance with Perrigo, under which we began receiving royalty payments in the second quarter of 2006. We receive payments based on a percentage of Perrigo’s net profits derived from sales of products under the agreement.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 27%, or $99,761, to $475,256 for the six months ended June 30, 2007, compared to $375,495 for the same period in 2006. The increase for 2007 was primarily due to increases of $43,426 in advertising and trade show expenses, $36,267 in higher commission expense related to higher royalty income, $19,564 in subscription expenses for marketing research, and $29,579 in salaries and related expenses due to additional personnel and higher salaries. Expenses are expected to increase slightly through the end of 2007 as we continue our selling and marketing efforts to support commercialization of our drug delivery technology.

Research and Development Expenses

Research and development expenses increased 7%, or $214,132, to $3.2 million for the six months ended June 30, 2007, compared to $3.0 million for the same period in 2006. The increase for 2007 was primarily due to increases of $262,261 in salaries and wages and employee benefits costs for additional personnel and salary increases, offset by a decrease of $154,863 in supplies and clinical trial expenses related to our projects. The lower clinical trials and supplies expense reflects the timing of certain clinical trials and acquisition of related materials. We expect future research and development expenses to increase in the second half of the year as we initiate additional clinical trials and related development activities.

General and Administrative Expenses

General and administrative expenses decreased 31%, or $1.0 million, to $2.3 million for the six months ended June 30, 2007, compared to $3.3 million for the same period in 2006. The decrease was primarily due to a decrease of $281,514 for expenses associated with initial compliance costs with the Sarbanes-Oxley Act of 2002, and SFAS 123R implementation costs in 2006. In addition, employee and director non-cash, share-based compensation costs decreased $553,675 due to timing of stock option grants and reduction of fair value of stock options. Further, decreases of $41,318 of insurance expense, and $55,685 in recruiting costs were recognized during the period.

Other Income (Expense), Net

Other income (expense) decreased 57%, or $518,834, to $387,487 for the six months ended June 30, 2007, compared to $906,321 for the same period in 2006. This decrease was primarily due to a decrease in unrealized gain on fair value of warrants. The unrealized gain on fair value of warrants decreased $635,243 because, effective January 1, 2007, we reclassified the fair value of warrants to purchase common stock to Stockholders’ Equity, due to the adoption of Financial Accounting Standards Board Staff Position 00-19-2, “Accounting for Registration Payment Arrangements.” This decrease was offset by a $25,574 increase in interest income due to higher cash balances and interest rates in the first quarter of 2007.

Net Loss

The net loss for the six months ended June 30, 2007, decreased 25%, or $1.3 million to $4.0 million, compared with a net loss of $5.4 million for the same period in 2006. This decrease was primarily due to our lower operating expenses and lower unrealized gain on fair value of warrants offset by higher revenue from Wyeth.

Liquidity and Capital Resources

As of June 30, 2007, we had $13.1 million of working capital compared to $20.5 million as of June 30, 2006. We have accumulated net losses of approximately $51.2 million from our inception through June 30, 2007. We believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operations at planned levels through early 2008.

Cash flows from operating activities—Net cash used in operating activities for the six months ended June 30, 2007, was approximately $2.7 million compared to $4.2 million for the six months ended June 30, 2006. Cash used in operating activities decreased $1.5 million primarily due to the decrease in net loss as a result of lower expenses related to our clinical trial activities as a result of project timing.

Cash flows from investing activities—Cash used by investing activities of $366,559 primarily represented the acquisition of assets and efforts related to patent and technology rights offset by the net change in short-term investments during the six months ended June 30, 2007. Cash from investing activities for the six months ended June 30, 2006, included the receipt of $505,927 as payment in full of the note receivable from the buyer of our probiotics division.

Cash flows from financing activities—Cash flow from financing activities of $344,451 for the six months ended June 30, 2007, primarily reflected net proceeds from a $250,00 term loan . We received cash of $115,969 and $603,951 in the first half of 2007 and 2006, respectively, from the exercise of outstanding stock options and warrants.

We had approximately $13.4 million in cash, cash equivalents and short-term investments at June 30, 2007. On March 26, 2007, we executed a $250,000 bank term loan agreement for the purchase of equipment to be used in our research and development activities. The stated interest rate and effective interest rate of the loan are 8.25% and 9.34%, respectively. The loan matures March 2010. Principal and interest payments are to be made in 36 equal monthly payments of $7,877 each, with a final payment due on the date of maturity. The obligations under the loan are secured by the acquired equipment.

We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations, and continue to develop the infrastructure to support commercialization of our products. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, we may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of June 30, 2007, approximately $28 million remains available for issuance under this shelf registration statement. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since 2000, including net losses of $4.0 million in 2007, $10.7 million in 2006, $8.9 million in 2005, and $5.7 million in 2004. We have accumulated net losses of approximately $51.2 million from our inception through June 30, 2007, and we expect to continue to incur significant operating losses in the future.

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

Our limited experience in preparing applications for regulatory approval of our products, and our lack of experience in obtaining such approval, may increase the cost of and extend the time required for preparation of necessary applications.

Each OTC or pharmaceutical product we develop will require a separate costly and time consuming regulatory approval before we or our collaborators can manufacture and sell it in the United States or internationally. The regulatory process to obtain market approval for a new drug takes many years and requires the expenditure of substantial resources. We have had only limited experience in preparing applications and do not have experience in obtaining regulatory approvals. As a result, we believe we will rely primarily on third party contractors to help us prepare applications for regulatory approval, which means we will have less control over the timing and other aspects of the regulatory process than if we had our own expertise in this area. Our limited experience in preparing applications and obtaining regulatory approval could delay or prevent us from obtaining regulatory approval and could substantially increase the cost of applying for such approval.

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

If our existing collaborations to develop and commercialize our products are not successful, we will have to establish new collaborative relationships, fund the development and commercialization of our products internally, or discontinue commercialization of the affected product.

Some of our products are being developed and commercialized in collaboration with corporate partners. Under these collaborations, we are dependent on our collaborators to fund some portion of development, to conduct clinical trials, to obtain regulatory approvals for, and to manufacture, market and sell products using our CDT platform.

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

In addition, our existing collaborations are subject to termination on short notice. If any of our collaborations are not successful or are terminated, we would be required to seek a new collaborator on short notice, devote additional resources to fund development and commercialization of the product covered by the collaboration, or abandon the product.

We rely on third parties to manufacture products for us, which may lead to substantial delay in the development, regulatory approval and commercialization of our product candidates and lead to higher product costs.

We do not have commercial scale facilities to manufacture any products we may develop in accordance with requirements prescribed by the FDA. Consequently, we have to rely on third party manufacturers of the products we are evaluating in clinical trials. If any of our product candidates receive FDA or other regulatory authority approval, we will rely on third-party contractors to perform the manufacturing steps for our products on a commercial scale. We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities, as applicable, must approve any replacement manufacturer, including us, and we or any such third party manufacturer may be unable to formulate and manufacture our drug products in the volume and of the quality required to meet our clinical and commercial needs. We currently rely on Catalent Pharma Solutions, LLC (formerly Cardinal Health PTS, LLC) for the production of a number of our product candidates. Catalent is involved with an ownership transition that could impact its ability to provide products and services for us. If Catalent or other third party manufacturers are unable to provide adequate products and services to us, we could suffer a delay in our clinical trials and the development of or the submission of products for regulatory approval. In addition, we would not have the ability to commercialize products as planned and deliver products on a timely basis, and we may have higher product costs or we may be required to cease distribution or recall some or all batches of our products.

We face intense competition in the drug delivery business, and our failure to compete effectively would decrease our ability to generate meaningful revenues from our products.

The drug delivery business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of controlled-release drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Some of our direct competitors in the drug delivery industry include Alza Corporation, Biovail, Inc., Pacira Pharmaceuticals Inc. (formerly Skyepharma PLC), Penwest, Elan, Flamel, Impax Laboratories, Inc., Labopharm, and KV Pharmaceuticals, Inc.

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

In addition, we are dependent upon the continued availability of Dr. Reza Fassihi, a member of our board of directors with whom we have a consulting agreement. The agreement may be terminated by either party on 30 days’ notice. If our relationship with Dr. Fassihi is terminated, we could experience a negative impact on our ability to develop and commercialize our CDT technology.

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

As of August 1, 2007, 38,150,146 shares of our common stock were outstanding, and there were 5,738,288 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. In addition, approximately $28 million in shares of our common stock remains available for issuance under a shelf registration statement declared effective by the SEC in November 2005. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

We held our Annual Meeting of Stockholders on June 7, 2007 to elect eight directors to hold office until the next annual meeting of stockholders, and until their successors are elected and qualified.

The table below shows the results of the stockholders’ voting:

	Yes	No	Abstain
Randall L-W Caudill	29,201,826	0	2,907,391
Reza Fassihi	29,591,092	0	2,518,125
Herbert L. Lucas, Jr.	29,495,885	0	2,613,332
Wayne L. Pines	29,668,835	0	2,440,382
Michael N. Taglich	29,923,437	0	2,185,780
Daniel O. Wilds	29,924,959	0	2,184,258

Item 6.	Exhibits

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, INC.

Date: August 7, 2007	By:	/s/ Daniel O. Wilds
Daniel O. Wilds
Chief Executive Officer and President (Principal Executive Officer)

Date: August 7, 2007	By:	/s/ Richard M. Levy
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