Form 10-Q
period 2007-09-30
SCOLR Pharma, Inc.
filed 2007-10-30
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of October 25, 2007
Common Stock, par value $0.001	38,158,479

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$11,352,894	$15,217,946
Short-term investments	—	993,542
Accounts receivable	164,770	864,620
Interest and other receivables	18,517	15,576
Prepaid expenses	414,208	347,136

Total current assets	11,950,389	17,438,820

Property and equipment — net of accumulated depreciation of $1,097,739 and $854,420, respectively	826,075	730,512
Intangible assets — net of accumulated amortization of $365,735 and $319,903, respectively	409,289	325,148

	$13,185,753	$18,494,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$449,478	$189,065
Accrued expenses	907,773	825,158
Current portion of term loan	78,207	—
Deferred revenue	—	185,577

Total current liabilities	1,435,458	1,199,800

Long-term portion of term loan	131,834	—
Fair value of warrants to purchase common stock	—	1,171,045

Total liabilities	1,567,292	2,370,845

Commitments and Contingencies — (Note 9)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $0.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $0.001 par value, 38,158,479 and 35,048,146 issued and outstanding as of September 30, 2007, and December 31, 2006, respectively	38,158	38,048
Additional paid-in capital	65,894,099	63,139,210
Accumulated other comprehensive income	—	55
Accumulated deficit (Note 11)	(54,313,796)	(47,053,678)

Total stockholders’ equity	11,618,461	16,123,635

	$13,185,753	$18,494,480

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Licensing fees	$—	$19,231	$173,077	$57,692
Royalty	207,474	171,180	955,149	504,744
Research and development	—	879,486	621,222	879,486

Total revenues	207,474	1,069,897	1,749,448	1,441,922
Operating expenses
Marketing and selling	198,520	166,380	673,776	541,875
Research and development	2,236,852	3,001,557	5,410,226	5,960,799
General and administrative	1,017,177	1,251,692	3,305,918	4,551,947

Total operating expenses	3,452,549	4,419,629	9,389,920	11,054,621

Loss from operations	(3,245,075)	(3,349,732)	(7,640,472)	(9,612,699)
Other income (expense)
Unrealized gain (loss) on fair value of warrants	—	(429,303)	—	205,940
Interest income	160,080	249,082	550,402	613,844
Interest expense	(5,191)	(11)	(10,967)	(170)
Other	—	—	2,941	(93,525)

	154,889	(180,232)	542,376	726,089

NET LOSS	$(3,090,186)	$(3,529,964)	$(7,098,096)	$(8,886,610)

Net loss per share, basic and diluted	$(0.08)	$(0.09)	$(0.19)	$(0.24)
Shares used in computing basic and diluted net loss per share	38,153,316	38,007,047	38,123,071	36,857,513

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,098,096)	$(8,886,610)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	297,093	266,496
Unrealized (gain) on fair value of warrants	—	(205,940)
(Gain) Loss on disposal of equipment	5,700	—
Share-based compensation for non-employee services	126,060	298,170
Share-based compensation for employee services	1,163,486	1,754,219
Write-off of long-term assets	21,278	152,860
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	696,909	(873,766)
Prepaid expenses and other current assets	(67,072)	(218,893)
Accounts payable and accrued liabilities	343,028	849,967
Deferred revenue	(185,577)	(32,692)

Net cash (used in) operating activities	(4,697,191)	(6,896,189)

Cash flows from investing activities:
Payments on note receivable	—	505,927
Purchase of property and equipment, net	(346,295)	(154,683)
Proceeds from sale of equipment	—	7,678
Patent and technology rights expenditures	(157,480)	(50,188)
Purchase of short-term investments	(1,323,761)	(2,951,221)
Maturities of short-term investments	2,317,249	4,797,362

Net cash provided by investing activities	489,713	2,154,875

Cash flows from financing activities:
Proceeds from term loan	246,500	—
Payments on long-term obligations and capital lease obligations	(36,459)	(3,137)
Proceeds from issuance of common stock, net	—	10,934,604
Proceeds from exercise of options and warrants	132,385	669,050

Net cash provided by financing activities	342,426	11,600,517

Net increase (decrease) in cash and cash equivalents	(3,865,052)	6,859,203
Cash and cash equivalents at beginning of period	15,217,946	10,928,442

Cash and cash equivalents at end of period	$11,352,894	$17,787,645

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,829	$170
Supplemental schedule of non-cash financing information:
Issuance of warrants in connection with equity financing	$—	$29,483
Reclassification of fair value warrant liability to equity	$1,171,045	$85,200
Change in other comprehensive gain (loss)	$(55)	$705

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows as of and for the periods shown. In addition, upon the adoption of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements,” a $162,022 non-recurring adjustment to the beginning balance of accumulated deficit is included in the September 30, 2007, principle balance sheet (See Note 11). The balance sheet at December 31, 2006, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations for quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, revenue recognition, the determination of the allowance for doubtful accounts, depreciable lives of assets, the determination of fair value of stock options and warrants, including share-based compensation expense, and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

Note 2 — New Accounting Pronouncement

There were no new accounting pronouncements issued during the three months ended September 30, 2007 that had a material impact on the Company.

Note 3 — Technical Rights, Patent License and Royalty Agreements

On March 14, 2007, the Company received notice of termination from Wyeth Consumer Healthcare with respect to the Company’s development and license agreement with Wyeth. The Development and License Agreement, which was signed on December 21, 2005, provided Wyeth with global rights to use the Company’s technology for all products containing ibuprofen. The termination of the agreement was effective April 16, 2007.

During the nine months ended September 30, 2007, the Company recognized research and development income of $500,000 related to a milestone payment from Wyeth and approximately $109,000 for reimbursement of research and development costs related to the agreement. The agreement with Wyeth provided for an upfront fee of $250,000 which was previously recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, during the nine months ended September 30, 2007, the Company recognized the approximately $173,000 remaining balance of previously deferred licensing fee income.

On March 25, 2002, the Company entered into an exclusive patent license agreement with Archer Daniels Midland Company (ADM). Under the terms of the agreement, the Company granted ADM a license to manufacture, use, and sell certain nutraceutical products covered by certain patents owned or licensed by the Company. On August 10, 2006, the Company amended its exclusive patent license agreement with ADM which limits the license granted to ADM to isoflavone products. The amended agreement provides ADM with the worldwide, exclusive right to use certain of the Company’s technology for isoflavone products (as defined in the agreement) on a royalty-free basis. The amendment also eliminates rights of first refusal and other rights previously granted to ADM. The Company believes the amended agreement will facilitate the introduction of additional dietary supplement products through its alliance with the Perrigo Company of South

Carolina. In connection with the amendment, the Company paid ADM $200,000 in August 2006 and an additional $250,000 in August 2007. Perrigo reimbursed the Company $50,000 for each payment. These transactions were recorded as research and development expense in 2006.

On July 11, 2006, the Company amended its license agreement with Temple University, dated September 6, 2000, relating to the Company’s rights to U.S. Patent No. 6,090,411 (“salt patent”). The amendment provides for a reduction in the amount of the royalty for sales of prescription drugs covered by the license as well as a reduction in the annual license maintenance fee payable to Temple University. Under the terms of Temple University’s development policy, the inventors of the patent receive 50% of the royalty payments received by the University. In connection with the amendment to the license agreement, the Company paid $400,000 in cash to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of the Company’s board of directors, and the inventors agreed to waive their rights to payment of future royalties received by Temple University based on sales of prescription drugs as well as the portion of the annual license maintenance fee attributable to prescription drugs. These transactions were recorded as research and development expense in the third quarter of 2006.

Note 4 — Liquidity

The Company incurred a net loss of approximately $7.1 million for the nine months ended September 30, 2007, and used cash from operations of approximately $4.7 million. Cash provided by investing activities of $489,713 for the nine months ended September 30, 2007, primarily represented the net change in short-term investments offset by the acquisition of assets and expenditures related to patent and technology rights. Cash flow from financing activities of $342,426 for the nine months ended September 30, 2007, primarily reflected net proceeds from a $250,000 bank term loan agreement for the purchase of equipment used in the Company’s research and development activities. The Company received cash of $132,385 and $669,050 for the nine months ended September 30, 2007, and 2006, respectively, from the exercise of outstanding stock options and warrants.

The Company had approximately $11.4 million in cash, cash equivalents and short-term investments at September 30, 2007. The Company has a history of recurring losses and plans to continue the process of simultaneously conducting clinical trials and preclinical development for multiple product candidates. The Company’s net losses are likely to increase as it continues preclinical research, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its potential products. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund its drug delivery business at planned levels through early 2008. Accordingly, the financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

The Company plans to raise additional capital to fund operations, conduct clinical trials, and continue research and development projects and commercialization of its product candidates. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement that it filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of September 30, 2007, approximately $28 million remained available for issuance under this shelf registration statement. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations significantly including the delay, modification or cancellation of research and development projects.

Note 5 — Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(3,090,186)	$(3,529,964)	$(7,098,096)	$(8,886,610)
Other comprehensive income(loss) for the period:
Change in unrealized net loss on short-term investments	(77)	1,376	(55)	705

Comprehensive loss for the period	$(3,090,263)	$(3,528,588)	$(7,098,151)	$(8,885,905)

Note 6 — Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Statement of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements. There were no unrecognized tax benefits as of January 1, or September 30, 2007.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended September 30, 2007. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses (NOL). The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of September 30, 2007.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006. In addition, tax years from 1992 to 2002 may be subject to examination in the event that the Company utilizes the NOL from those years in its current or future year tax returns.

Note 7 — Stock Compensation Expense

A summary of the Company’s stock compensation expense for the three and nine month periods ended September 30, 2007, and 2006, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Marketing and selling	$34,107	$33,269	$98,979	$125,409
Research and development	142,745	171,126	487,337	436,517
General and Administrative	244,393	477,952	703,230	1,490,463

Total stock compensation expense	$421,245	$682,347	$1,289,546	$2,052,389

The decrease for the three and nine month period ended September 30, 2007, in share-based compensation expense is primarily attributable to the timing of employee service-based stock awards, the annual grants to the board of directors and a lower stock valuation on stock options previously granted. The Company granted options to purchase shares of its common stock totaling 370,833 and 605,000 during the nine month periods ended September 30, 2007, and 2006, respectively.

Note 8 — Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share represents loss available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential common stock, except when the effect is anti dilutive. The weighted average shares for computing basic earnings (loss) per share were 38,123,071 for the nine months ended September 30, 2007, and 36,857,513 for the nine months ended September 30, 2006.

At September 30, 2007, and 2006, options and warrants to acquire 5,718,001 and 5,566,905 shares, respectively, of common stock, prior to the application of the treasury stock method, were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.

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

Note 10 — Warrants

During the nine months ended September 30, 2007, no warrants were issued or exercised. The following warrants to purchase shares of the Company’s common stock were outstanding at September 30, 2007:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
December 16, 2002	85,000	0.81	5 years	85,000	December 16, 2007
March 18, 2003	50,000	1.00	5 years	50,000	March 18, 2008
June 25, 2003	476,191	1.16	5 years	452,943	June 25, 2008
February 24, 2004	1,046,773	4.75	5 years	944,849	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011

Total	2,493,964			2,368,792

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

The Company previously classified warrants issued as a part of its February 24, 2004, private placement as a liability because the Company granted registration rights which included the payment of liquidated damages under certain circumstances, including in the event that the registration statement declared effective by the SEC registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts and all commercially reasonable efforts to maintain “effective” registration statements. Accordingly, Company management believed that as of both the date of inception and the date of adopting this FSP, its obligation to transfer consideration under its registration payments arrangements was not probable. Further, the Company had determined that without regard to the registration payment arrangement, all warrants issued would have been classified as equity instruments in accordance with other applicable generally accepted accounting principles for all periods.

Prior to the adoption of this FSP, the Company accounted for the warrants and the registration payment arrangement as one instrument and classified the entire arrangement as a liability. Based on the guidance of the FSP, the Company reclassified the fair value of the warrant liability to additional paid in capital in stockholders’ equity on January 1, 2007. The amount reclassified of $1,171,045 was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the December 31, 2006, fair value of warrant liability and the fair value of the warrant liability at its inception was $356,200, however, $194,178 was previously reclassified to accumulated deficit when the warrants were exercised. The remaining $162,022 was presented as a cumulative effect adjustment to the opening balance of accumulated deficit.

The adoption of FSP EITF 00-19-02 had no effect on the Company’s net loss. The following table presents the effect of the adoption of FSP EITF 00-19-02 on accumulated deficit:

Accumulated deficit at December 31, 2006 – as previously reported	$(47,053,678)
Change in accounting principle	(162,022)

Beginning accumulated deficit – adjusted January 1, 2007	(47,215,700)
Add: Net loss for the nine months ended September 30, 2007	(7,098,096)

Ending accumulated deficit at September 30, 2007	$(54,313,796)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2007, that had a material impact on our financial statements.

Change in Accounting for Fair Value of Warrants to Purchase Common Stock

We previously classified warrants we issued as a part of our February 24, 2004, private placement as a liability because we agreed to pay liquidated damages to warrant holders in the event that the registration statement declared effective by the SEC registering the resale of shares of common stock issuable upon exercise of warrants does not remain effective. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2), which provides guidance on the impact the registration rights have on the classification of the warrants. Based on the guidance of the FSP, we now evaluate separately the warrants and the registration rights obligations and we reclassified the fair value of the warrant liability to stockholders’ equity on January 1, 2007. The amount we reclassified was $1,171,045, which was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the fair value of warrant liability at inception and December 31, 2006, was $356,200. However, we previously reclassified $194,178 as a cumulative effect adjustment to the opening balance of accumulated deficit. The adoption of FSP EITF 00-19-02 had no effect on our net loss.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenues

Revenues consisted of research and development income and licensing revenue related to our agreement with Wyeth Consumer Healthcare which was terminated effective April 16, 2007. Revenues also included royalty income from sales of products incorporating our Controlled Delivery Technology (“CDT”).

Total revenues decreased 81%, or $862,423, to $207,474 for the three months ended September 30, 2007, compared to $1,069,897 for the same period in 2006. Revenues in the three months ended September 30, 2006, included research and development fees of $879,486 from Wyeth earned during the corresponding period. On March 14, 2007, we received a notice of termination from Wyeth Consumer Healthcare that the Development and Licensing Agreement to use our technology in products containing ibuprofen would be terminated (without cause) effective April 16, 2007. We did not recognize revenue from licensing or research and development activities during the quarter ended September 30, 2007.

Our drug delivery technology generates royalty revenue from CDT-based product sales to the dietary supplement markets, including sales through major national retailers. During the three months ended September 30, 2007, royalty income increased 21%, or $36,294, to $207,474 compared to $171,180 for the same period in 2006, largely as a result of royalties generated through our alliance with Perrigo. However, royalties from Perrigo declined 65%, or $248,537, for the three months ended September 30, 2007, as compared to the three months ended June 30, 2007. Payments from Perrigo are based on a percentage of Perrigo’s net profits from sales of CDT-based products under the agreement. As a result, royalties from Perrigo involve uncertainties and are difficult to predict.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 19%, or $32,140, to $198,520 for the three months ended September 30, 2007, compared to $166,380 for the same period in 2006, largely due to increases of $13,114 in advertising and trade show expense due to the timing of events, and $15,833 in salaries and related expenses related to annual employee increases.

Research and Development Expenses

Research and development expenses decreased 25%, or $764,705, to $2.2 million for the three months ended September 30, 2007, compared to $3.0 million for the same period in 2006. This decrease was primarily due to an expense of $800,000 during the three months ended September 30, 2006 related to the amendment of certain license agreements with Temple University, offset by increases of $150,670 in outside services for regulatory efforts in the 2007 period.

In August 2006, we amended our license agreement with Temple University to reduce the royalty rate for prescription drugs under the salt patent. This amendment provided for payments by us of $400,000 to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of our board of directors. We amended our license agreement with ADM in August 2006 which resulted in our payment to ADM of $200,000, and accrual of $250,000 associated with our obligation to pay ADM an additional $250,000, which was expensed in the third quarter of 2006 and paid in the third quarter of 2007.

General and Administrative Expenses

General and administrative expenses decreased 19%, or $234,515, to $1.0 million for the three months ended September 30, 2007, compared to $1.3 million for the same period in 2006. This decrease was mainly due to a decrease in director and consultant non-cash, share-based compensation cost of $244,933 due to timing of stock option grants and a reduction of the fair value of stock options at the time of grant.

Other Income (Expense), Net

Other income increased $335,121, to $154,889 income for the three months ended September 30, 2007, compared to $180,232 expense for the same period in 2006. This increase was primarily due to an unrealized loss on fair value of warrants of $429,303 recorded in 2006, offset by a decrease in interest income. Effective January 1, 2007, we reclassified the fair value of warrants to purchase common stock to Stockholders’ Equity, due to the adoption of Financial Accounting Standards Board Staff Position 00-19-2, “Accounting for Registration Payment Arrangements.” In addition, interest income decreased $89,002 as a result of lower cash balances.

Net Loss

Our net loss decreased 12% or $440,000 compared to the third quarter of 2006. This was a result of an expense of $800,000 in 2006 related to amendments of certain license agreements, reduction in consulting expense, and non-cash increase in value of warrants as the warrants were reclassified to equity at the beginning of the year. These expense reductions were offset by lower research and development revenues in 2007.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenues

Revenues consisted of research and development income and licensing revenue related to our agreement with Wyeth Consumer Healthcare, which was terminated effective April 16, 2007. Revenues also consisted of royalty income from sales of products incorporating our CDT technology.

Total revenues increased 21%, or $307,526, to $1.7 million for the nine months ended September 30, 2007, compared to $1.4 million for the same period in 2006. The increase for the 2007 period was largely a result of the recognition of approximately $609,000 of research and development income and approximately $173,000 of licensing fee income attributable to the terminated agreement with Wyeth Consumer Healthcare. On March 14, 2007, we received a notice of termination from Wyeth Consumer Healthcare that the Development and Licensing Agreement to use our technology in products containing ibuprofen would be terminated (without cause) effective April 16, 2007. The research and development income recognized during the three months ended March 31, 2007, included a $500,000 milestone payment from Wyeth and a $109,000 reimbursement of research and development costs. The agreement with Wyeth, dated December 21, 2005, provided for an upfront fee of $250,000 which was recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, during the three months ended March 31, 2007, we recognized the remaining balance of previously deferred licensing fee income. We reacquired all rights to use our technology in products containing ibuprofen as a result of the termination of the agreement.

Our drug delivery technology generates royalty revenue from CDT-based product sales to the dietary supplement markets, including sales through major national retailers. During the nine months ended September 30, 2007, royalty income increased 89%, or $450,405, to $955,149 compared to $504,744 for the same period in 2006. This increase was a result of royalties generated through our alliance with Perrigo, under which we began receiving royalty payments in the second quarter of 2006. We receive payments based on a percentage of Perrigo’s net profits derived from Perrigo’s sales of CDT-based products under the agreement. Royalty payments from Perrigo are based solely on Perrigo’s net profits of CDT-based products which involve uncertainties and are difficult to predict.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 24%, or $131,901, to $673,776 for the nine months ended September 30, 2007, compared to $541,875 for the same period in 2006. The increase for 2007 was mainly due to increases of $56,540 in advertising and trade show expenses, $30,630 in higher commission expense related to higher royalty income, $20,881 in subscription expenses for marketing research, and $50,998 in salaries and related expenses due to higher salaries. These increases were offset by a decrease in non-cash, share-based compensation for outside consultants due to lower stock valuation on stock options at the time of grant.

Research and Development Expenses

Research and development expenses decreased 9%, or $550,573, to $5.4 million for the nine months ended September 30, 2007, compared to $6.0 million for the same period in 2006. This decrease was primarily due to a decrease of $849,946 in licensing expense, and a decrease of $230,236 in outside manufacturing and clinical trials costs. These decreases were offset by increases of $343,471 in salaries and other payroll related expenses, $137,817 in outside regulatory services expenses, and a $50,000 payment from Perrigo to reimburse us for a payment in connection with the amendment to the ADM license agreement.

In August 2006, we amended our license agreement with Temple University to reduce the royalty rate for prescription drugs under the salt patent. This amendment provided for payment of $400,000 to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of our board of directors. The amendment of the license agreement with ADM in August 2006 also included: (i) a $200,000 payment to ADM, (ii) accrual of $250,000 associated with our obligation to pay ADM an additional $250,000 at the earlier of one year or the completion of a qualified securities offering, and (iii) reduction of $50,000 in research and development expense based on a reimbursement of $50,000 from Perrigo of the first payment to ADM. These amendments resulted in an expense of $800,000 during the three months ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses decreased 27%, or $1.2 million, to $3.3 million for the nine months ended September 30, 2007, compared to $4.6 million for the same period in 2006. The decrease was primarily due to director and consultant non-cash, share-based compensation costs decreases of $833,054 due to timing of stock option grants and a reduction of the fair value of stock options at the time of grant. Additionally, decreases of $300,027 for expenses associated with initial compliance costs with Sarbanes-Oxley Act of 2002 and SFAS 123R implementation costs, $155,581 of outside services and temporary staff expense as a result of filling open staff positions, and $88,919 in recruiting costs were recognized during the period.

Other Income (Expense), Net

Other income decreased 25%, or $183,713, to $542,376 for the nine months ended September 30, 2007, compared to $726,089 for the same period in 2006. This decrease was primarily due to the 2006 unrealized gain on fair value of warrants, with no similar gain in 2007. The unrealized gain on fair value of warrants decreased $205,940 because effective January 1, 2007, we reclassified the fair value of warrants to purchase common stock to Stockholders’ Equity, due to the adoption of Financial Accounting Standards Board Staff Position 00-19-2, “Accounting for Registration Payment Arrangements.” Additionally, there was a decrease of $63,442 in interest income due to lower cash balances in 2007.

Net Loss

Our net loss for the nine months ended September 30, 2007, decreased 20%, or $1.8 million, to $7.1 million, compared with a net loss of $8.9 million for the same period in 2006. This decrease was primarily due to our lower operating expenses and higher royalty revenue from Perrigo. Operating expenses decreased as a result of an expense of $800,000 in 2006 related to amendments of certain license agreements, timing related to our clinical trial activities and a reduction in consulting expense. These decreases were offset by a non-cash increase in other income as a result of the reclassification of warrants to equity at the beginning of the 2007 year.

Liquidity and Capital Resources

As of September 30, 2007, we had $10.5 million of working capital compared to $18.2 million as of September 30, 2006. We have accumulated net losses of approximately $54.3 million from our inception through September 30, 2007. We believe that our cash, cash equivalents and short-term investments, will be sufficient to fund our operations at planned levels through early 2008. We expect that we will seek additional financing in the upcoming months to fund our operations beyond such time. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

Cash flows from operating activities—Net cash used in operating activities for the nine months ended September 30, 2007, was approximately $4.7 million compared to $6.9 million for the nine months ended September 30, 2006. Cash used in operating activities decreased $2.2 million primarily due to the decrease in accounts receivable as a result of lower revenues and prepaid expenses primarily associated with timing of our insurance policy renewals.

Cash flows from investing activities—Cash provided by investing activities for the nine months ended September 30, 2007, of $489,713 primarily represented the net change in short-term investments, offset by the acquisition of assets and expenditures related to patent and technology rights. Cash provided by investing activities for the nine months ended September 30, 2006, included the receipt of $505,927 as payment in full of the note receivable from the buyer of our probiotics division.

Cash flows from financing activities—Cash provided by financing activities of $342,426 for the nine months ended September 30, 2007, primarily reflected net proceeds from a $250,000 term loan and cash received of $132,385 from the exercise of outstanding stock options and warrants.

We had approximately $11.4 million in cash, cash equivalents and short-term investments at September 30, 2007. On March 26, 2007, we executed a $250,000 bank term loan agreement for the purchase of equipment to be used in our research and development activities. The stated interest rate and effective interest rate of the loan are 8.25% and 9.34%, respectively. The loan matures March 2010. Principal and interest payments are to be made in 36 equal monthly payments of $7,877 each, with a final payment due on the date of maturity. The obligations under the loan are secured by the acquired equipment.

We expect our operating losses and negative cash flow to increase as we continue preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and continue to develop the infrastructure to support commercialization of our products. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. In addition to the registered direct offering completed on April 21, 2006, for approximately $11.9 million, we may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of September 30, 2007, approximately $28 million remained available for issuance under this shelf registration statement. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since 2000, including net losses of $7.1 million in the nine months ended 2007, $10.7 million, $8.9 million, and $5.7 million for the years ended 2006, 2005, and 2004, respectively. We have accumulated net losses of approximately $54.3 million from our inception through September 30, 2007, and we expect to continue to incur significant operating losses in the future.

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

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical data to demonstrate compliance with, or upon the failure of the product to meet the Federal Drug Administration’s (“FDA”) requirements for safety, efficacy, quality, and/or bioequivalence; and, those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. After submission of a marketing application, in the form of a New Drug Application (“NDA”) or an Accelerated New Drug Application (“ANDA”), the FDA may deny the application, may require additional testing or data, and/or may require post marketing testing and surveillance to monitor the safety or efficacy of a product. In addition, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of products incorporating our controlled release technology.

Certain products incorporating our technology will require the filing of an NDA. A full NDA must include complete reports of preclinical, clinical, and other studies to prove adequately that the product is safe and effective, which involves among other things, full clinical testing, and as a result requires the expenditure of substantial resources. In certain cases involving controlled release versions of FDA-approved immediate release products, we may be able to rely on existing publicly available safety and efficacy data to support an NDA for controlled release products under Section 505(b)(2) of the Food, Drug, and Cosmetic Act (“FDCA”) when such data exists for an approved immediate release or controlled release version of the same active chemical ingredient. We can provide no assurance, however, that the FDA will accept a Section 505(b)(2) NDA, or that we will be able to obtain publicly available data that is useful. The Section 505(b)(2) NDA process is a highly uncertain avenue to approval because the FDA’s policies on Section 505(b)(2) have not yet been fully developed. There can be no assurance that the FDA will approve an application submitted under Section 505(b)(2) in a timely manner or at all. Our inability to rely on the 505(b)(2) process would increase the cost and extend the time frame for FDA approvals.

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

We are engaged in the development of an extended release formulation of pseudoephedrine. On March 10, 2006, Congress enacted the Patriot Act, which included the Combat Methamphetamine Epidemic Act of 2005. Among its various provisions, this national legislation placed restrictions on the purchase and sale of all products containing pseudoephedrine and imposed quotas on manufacturers relating to the sale of products containing pseudoephedrine. Many states have also imposed statutory and regulatory restrictions on the manufacture, distribution and sale of pseudoephedrine products. We believe that such quotas and restrictions resulted in delays in obtaining materials necessary for the development of our pseudoephedrine product. While we have obtained sufficient supplies to support the planned submission of our ANDA with the FDA in 2008, our ability to commercialize products containing pseudoephedrine and the market for such products may be adversely impacted by existing or new retail sales controls, legislation and market changes relating to diversion and misuse of pseudoephedrine in the production of methamphetamine.

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

The success of our operations will depend to a great extent on the collective experience, abilities and continued service of relatively few individuals. We are dependent upon the continued availability of the services of our employees, many of whom are individually key to our future success. For example, if we lose the services of our President and CEO, Daniel O. Wilds, or our Vice President and Chief Technical Officer, Stephen J. Turner, we could experience a negative impact on our ability to develop and commercialize our CDT technology, our financial results and our stock price. We also rely on members of our scientific staff for product research and development. The loss of the services of key members of this staff could substantially impair our ongoing research and development and our ability to obtain additional financing. We do not carry key man life insurance on any of our personnel.

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

Our management believes that, to be successful, we must appropriately manage the size of our business. We have added numerous personnel and have added several new research and development projects. We anticipate that we will experience additional growth in connection with the development, manufacture, and commercialization of our products. If we experience rapid growth of our operations, we will be required to implement operational, financial and information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant growth effectively. Our failure to effectively manage our existing operations or our growth could have a material adverse effect on our financial performance or stock price

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of October 25, 2007, 38,158,479 shares of our common stock were outstanding, and there were 5,762,168 shares of our common stock issuable upon exercise or conversion of outstanding options and warrants. In addition, approximately $28 million in shares of our common stock remains available for issuance under a shelf registration statement declared effective by the SEC in November 2005. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

SCOLR Pharma, INC.

Date: October 29, 2007	By:	/s/ Daniel O. Wilds
Daniel O. Wilds Chief Executive Officer and President (Principal Executive Officer)

Date: October 29, 2007	By:	/s/ Richard M. Levy
Richard M. Levy Chief Financial Officer and Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X