Form 10-K
period 2007-12-31
SCOLR Pharma, Inc.
filed 2008-03-11
CIK 934936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $83 million, based upon the closing sale price on the American Stock Exchange reported for such date. The number of shares outstanding of the registrant’s common stock was 41,031,385 as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Item 5 of this report and the information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2008 annual meeting of stockholders.

SCOLR Pharma, Inc.
FORM 10-K

PART I

In this document, the words “we,” “our,” “ours,” and “us” refer only to SCOLR Pharma, Inc. and not any other person or entity.

Item 1.	Business

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this annual report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this annual report, including Item 1A, as well as those discussed elsewhere in this annual report and others detailed from time-to-time in our periodic reports filed with the SEC. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our innovative drug delivery technologies enable us to formulate tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours. Our platform is designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with a treatment program, reduce side effects, or increase drug safety. In addition, our technology can be incorporated into oral formulations to increase the solubility characteristics of previously non-soluble and sparingly-soluble drugs without employing costly or complex nano-crystalization, micro-milling or coated particle technologies.

We have developed multiple private label extended-release nutritional products incorporating our CDT platform that are sold by national retailers. In October 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company for the manufacture, marketing, distribution, sale and use of certain dietary supplement products in the United States. We receive royalty payments based on a percentage of Perrigo’s net profits derived from the sales of products covered by our agreement.

Our lead product candidate is a CDT-based extended-release formulation of ibuprofen, an analgesic typically used for the treatment of pain, fever and inflammation. There are currently no extended-release formulations of ibuprofen approved for use in North America. In addition, we have completed clinical trials for a 12 hour extended-release pseudoephedrine formulation and are preparing for submission of our first Abbreviated New Drug Application, or ANDA, in 2008. Pseudoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. We are also engaged in development of CDT-based extended-release formulations of ondansetron, rivastigmine, and risperidone, as well as an immediate-release formulation of raloxifene. Ondansetron is the active ingredient drug in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. Raloxifene is the active ingredient in Evista®, Eli Lilly’s product for osteoporosis which uses a different solubilization technology. Rivastigmine is the active ingredient in Exelon®, the Novartis drug for management of Alzheimer’s disease. Risperidone is the active ingredient in Risperdal®, Janssen, L.P.’s product for the management of schizophrenia and bipolar mania.

We have a research collaboration with BioCryst Pharmaceuticals to develop an oral formulation of peramivir, a promising antiviral compound, using our CDT platform. Peramivir is a novel therapeutic being developed by BioCryst for treatment of seasonal and life threatening influenza with a focus on intravenous and intramuscular delivery. The goal of the collaboration is to develop a tablet or capsule formulation for the oral administration of peramivir that improves its oral bioavailability. We have also entered into a collaboration and license agreement with Dr. Reddy’s Laboratories to pursue development and commercialization of an undisclosed oral prescription drug with significant potential for the cardiopulmonary market using our CDT technology. We are developing other products that we have not disclosed for competitive reasons, and we are evaluating additional drugs as potential development candidates for expanding our growing portfolio of CDT applications.

We were incorporated on October 12, 1994, in Delaware under the name Caddy Systems, Inc. From April 1995 to July 2002, we operated under the name Nutraceutix, Inc. In July 2002, we changed our name to SCOLR, Inc. and to SCOLR Pharma, Inc. in July 2004. SCOLR is an acronym for “Self-Correcting Oral Linear Release,” an important feature of our lead technology.

Our principal executive offices are located at 3625 132nd Ave SE, Suite 400, Bellevue, Washington 98006. Our general telephone number is (425) 373-0171. Our website is www.scolr.com. Information contained on our website is not part of, and is not incorporated into, this annual report. Our filings with the SEC are available without charge on our website.

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

We seek collaborative arrangements and alliances with corporate partners, licensors, and licensees to provide funding for the research, development, clinical testing, manufacturing, marketing, and commercialization of our product candidates. Controlled-release drug delivery technologies such as our CDT platform can be applied to reformulate existing drugs and extend the patent protection, thereby improving product release profiles and enhancing important revenue streams for pharmaceutical companies. Many pharmaceutical and specialty pharmaceutical companies have also successfully utilized controlled-release technologies to develop product line extensions.

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

We spent $7.8 million, $7.7, million and $5.9 million during 2007, 2006, and 2005, respectively, on product research and development.

Commercial Relationships

An important part of our strategy is to seek collaborations and strategic partnerships to develop or market some of our products. We have entered into collaborations and currently plan to enter into additional collaborations with established third parties to manufacture and commercialize our existing and potential products. We are engaged in discussions with pharmaceutical companies regarding development of products incorporating our CDT platform and other types of marketing, manufacturing, or distribution opportunities. Following is a summary of our recent collaborations.

Dr. Reddy’s Laboratories. On October 18, 2007, we entered into a collaboration and license agreement with Dr. Reddy’s Laboratories, an emerging global pharmaceutical company, to pursue the development and commercialization of an undisclosed oral prescription drug product. We have completed initial formulation work and commenced product scale-up activities. Under the terms of the agreement, Dr. Reddy’s is responsible for the development, manufacturing and marketing of the drug product. The agreement provides us with significant participation in net profits of the potential product after recovery of development and commercialization expenses.

BioCryst. On September 5, 2006, we entered into a research collaboration with BioCryst Pharmaceuticals to develop an oral formulation of peramivir, a promising antiviral compound using our CDT platform. Peramivir is a novel therapeutic being developed by BioCryst for treatment of seasonal and life threatening influenza with a focus on intravenous and intramuscular delivery. The goal of the collaboration is to develop a tablet or capsule formulation for the oral administration of peramivir that improves its oral bioavailability.

Perrigo Company. On October 20, 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company. Perrigo is a leading global healthcare supplier and one of the world’s largest manufacturers of OTC pharmaceutical and nutritional products for the store brand and contract manufacturing markets. Under the agreement, we granted a license to our CDT technology to Perrigo for the manufacture, marketing, distribution, and sale of specific dietary supplements in the United States. In addition, Perrigo may request that we develop additional dietary supplement products that use our technology to be added to the agreement. Subject to certain exceptions described in the agreement, the license we granted to Perrigo is exclusive. We receive royalty payments based on Perrigo’s net profits derived from the sales of products subject to the agreement. The first product shipments by Perrigo began in the first quarter of 2006. Perrigo introduced three additional once-daily CDT-based private label products during the fourth quarter of 2006, and a fifth product was added late in 2007.

Wyeth Consumer Healthcare. In December 2005, we entered a licensing agreement with Wyeth Consumer Healthcare, a division of Wyeth, granting exclusive worldwide rights to use our CDT platform for the development, manufacture and commercialization of products containing ibuprofen. On March 14, 2007, we received a notice of termination from Wyeth that our agreement would be terminated (without cause) effective April 16, 2007. Since December 2005 through the termination of the contract, we received more than $2.1 million in milestone and other payments from Wyeth.

Nutraceutix. We completed the sale of our probiotics development and manufacturing activities to Nutraceutix, Inc. as of December 31, 2003. In connection with the sale, we granted Nutraceutix the right to manufacture and sell certain products utilizing our CDT technology. Subject to the rights of Nutraceutix to continue sales of certain inventories for up to one year, the license terminated on December 31, 2007.

Our CDT Platform

We believe that our proprietary CDT platform has the potential to significantly improve a large number of oral pharmaceutical, OTC, and nutritional products.  Our proprietary CDT technologies can be used in solid oral dosage formulations to yield tablets or capsules that release their active agents in a controlled and programmable manner over a specified timeframe of up to 24 hours.

Oral administration is the preferred route for drug delivery due to its convenience and widely accepted use. However, many orally-administered, immediate-release drug products are rapidly utilized by the body, thereby requiring repeat administration throughout the day. Consequently, patient non-compliance can be a significant problem for many of these products. Our oral controlled-release technologies can eliminate the need for multiple daily dosing by extending the release of the active drug component so that the product maintains its therapeutic usefulness over a longer period of time. In addition, lowering the peak levels of certain drugs in the blood by extending their release profile may reduce the adverse effects associated with peak levels of these drugs.

Our CDT platform represents a robust and simple approach to drug tablet and capsule formulation that employs a low cost and simplified manufacturing process that uses conventional granulation, blending, and compression equipment in a two or three-step process. Our controlled-release tablet and capsule formulations contain readily available and generally-regarded-as-safe (GRAS) excipients (i.e., non-drug ingredients such as hydrophilic polymers, amino acids, or electrolytes). These excipients are used to modulate the release rate of the drug within the CDT tablet to provide programmable delivery profiles. These profiles include attaining sustained-release with improved linearity or zero-order kinetics.

Our CDT technology can accommodate comparatively high volumes of an active ingredient while being programmable to deliver these active ingredients over a wide range of release profiles and timeframes. We believe that our CDT-based tablet and capsule formulations are capable of generating the sustained release profiles required for reproducible, cost-effective, and optimized in-vivo delivery of drugs for up to 24 hours.

In addition, our proprietary amino-acid technologies can be incorporated into solid oral formulations to increase the solubility characteristics of previously non-soluble or sparingly-soluble compounds. Our amino acid technologies are designed to allow the successful manufacture of these drugs without employing costly micro-milling, nano-particulate, coated-particle, or other complex solubility enhancing technologies.

Our CDT platform is based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. In aggregate, our amino acid, salt-based, and dual polymer technologies offer a range of formulation alternatives capable of addressing some of the most challenging hurdles in oral drug delivery, including zero order kinetics, poorly soluble active ingredients, and ingredients that are difficult to tablet. Our issued patents are summarized below.

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

•       Amino Acid Patents—(U.S. Patent No. 6,517,868 issued February 11, 2003, U.S. Patent No. 6,936,275 issued August 30, 2005, and U.S. Patent 7,229,642 issued June 12, 2007). These technologies employ a controlled-release matrix system based on the application of amino acids, gums and polymers via hydrophobic/polar interaction which may improve drug solubility. Our amino acid technologies are designed to offer simpler solutions to certain difficult formulation challenges. For example, our amino acid technologies are designed to successfully deliver poorly soluble drugs that are complex to formulate and difficult to manufacture using standard techniques and processes.

Datamonitor has estimated the aggregate sales and license fees from drug delivery systems for OTC and prescription drug products to be $79 billion in 2005 with a forecast of approximately $117.3 billion in 2009. The leading revenue source for drug delivery systems is the oral sector, with estimated total global revenues by Datamonitor of over $20 billion in 2005 and forecast revenues of approximately $29 billion in 2009. The United States continues to be the largest market for drug delivery systems with estimated total revenues of over $42 billion in 2005 with a forecast of approximately $57.6 billion in 2009. We believe that the drug delivery industry will continue to show strong growth in the future as many multi-national pharmaceutical companies seek new drug delivery technologies to extend the life of existing pharmaceutical franchises through new drug introductions involving older molecules incorporating new patented drug delivery technology.

Product Development

Our proprietary drug delivery technologies are applicable to a wide range of drugs with different physical and chemical properties, including water soluble and insoluble drugs, as well as high dose and low dose drugs. Using our CDT platform, we can formulate drugs with precise release profiles. In selecting product candidates for development, we generally focus on the applicability of our platform to a particular compound and benefits to patients, as well as market size, patent protection, and other factors.

Our CDT technology has been used to develop several dietary supplement products that are currently manufactured and distributed by third parties. We currently receive royalties and other payments from the sale of products that incorporate our CDT technology, including combinations of glucosamine and chondroitin, niacin, calcium and other dietary products. These sales are being generated through our alliance with Perrigo, including relationships with national retailers. Our CDT glucosamine and chondroitin and calcium products are currently available nationwide.

We have also applied our CDT platform to a portfolio of more than 20 pharmaceutical targets on a preclinical demonstration basis. These target candidates include existing analgesic, cardiovascular, diabetes, antiemetic, and pulmonary products. We have an internal development program targeting a select group of significant, existing drugs for reformulation in an effort to demonstrate the applicability and viability of our CDT platform. We are engaged in development of CDT-based extended-release formulation of a number of products, including ibuprofen, pseudoephedrine, ondansetron, rivastigmine, and risperidone, as well as an immediate release formulations of raloxifene. We are currently evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications.

The following table summarizes information regarding our current primary target candidates. This table is qualified in its entirety by reference to the more detailed descriptions contained elsewhere in this annual report.

Current Development Targets

Lead Products	Application	Potential Advantages	Status	Current Market Estimate(1)	Comments

CDT – 12 hr Ibuprofen	OTC Analgesic	- 1st extended-release OTC ibuprofen - 1 tablet vs. 3 every 12 hrs. - Lower cost - Patent protected	- Reacquired rights - Multiple pilot trials completed - Pivotal trials started Q-4, 2007 - NDA 505(B)2 planned 2008	$ 8.0 billion (Global OTC analgesic)	Pivotal – Phase III Trials started Q-4, 2007

CDT – 12 hr Pseudoephedrine	OTC Decongestant	- 1/3rd size of current OTC products - Lower cost - Patent protected	- ANDA trials completed, Q-2, 2005 - ANDA submission planned 2008	$ 1.0 billion (combined global market)	ANDA submission 2008

CDT – IR Raloxifene	Rx Osteoporosis	- Less drug for similar results(2) - Simplified manufacturing - Lower cost - Patent protected	- 2 Human studies completed - Results positive - Reviewing clinical requirements for regulatory approval with FDA	$ 1.0 billion (Global)	Two pilot trials completed, Pivotal trial requirements being evaluated

CDT – ER Ondansetron	Rx Anti-Nausea	- 1 tablet vs. 3 every 24 hrs. - Simplified manufacturing - Lower cost - Patent protected	- 2 Human studies completed - Results Positive - Reviewing clinical requirements for regulatory approval with FDA	$ 1.6 billion (Global)	Two pilot trials completed, Pivotal trial requirements being evaluated

BioCryst Collaboration: CDT – Neuraminidase Inhibitor (Peramivir)	Rx Flu Treatment	-Develop oral tablet from injectable form - Ease of administration - Consumer compliance - Broad application - Patent protected	-Initial development announced winter 2006. - Oral formulation work ongoing	> $1.0 billion (Global)	Initial animal studies completed; oral formulation work and clinical trials pending

DRL Collaboration: Undisclosed CDT-based Rx target	Cardiopulmonary	- Lower cost - Patent protected - Other non-disclosed	- Oral formulation work ongoing - Product transfer initiated	Undisclosed	Confidential

CDT – 24 hr Risperidone	Rx Schizophrenia and Bipolar Mania management	- 1 tablet vs. 2 every 24 hrs. - Simplified manufacturing - Lower cost - Patent protected	- Formulation work initiated Q-4, 2006 - Pilot clinical trials pending financing	$ 1.8 billion (Global)	Formulation work completed, Pilot trials to be scheduled

CDT – 24 hr Rivastigmine	Rx Alzheimer’s Disease	- 1 tablet vs. 2 every 24 hrs. - Improved convenience - Patent protected	- Formulation work initiated Q-4, 2006 - Pilot clinical trials pending financing	$ 0.5 billion (Global)	Formulation work completed, Pilot trials to be scheduled

(1) Market data sources – IMS, Datamonitor, industry analysts, company disclosures, SCOLR estimates.
(2) Based on animal and clinical results.

Development Status of Lead Products

•
Ibuprofen—We developed an extended-release formulation of ibuprofen based on our CDT platform and continue preparations for submission of our first New Drug Application, or NDA, for a 12-hour CDT-based ibuprofen product. We have completed two of three product performance pivotal trials to evaluate the safety and efficacy of our product and expect to complete the third trial by the end of the second quarter of 2008. The Food and Drug Administration, or FDA, recently provided guidance on a label comprehension study and a consumer use study that will be required for product approval. Subject to successful completion of the final performance trial, and any additional guidance from the FDA, our goal is to submit an NDA under Section 505(b)(2) in the second half of 2008. There are currently no extended-release formulations of ibuprofen approved for use in North America. Based on industry sources, we estimate that sales of ibuprofen are more than $1 billion per year and sales of ibuprofen and non-ibuprofen OTC analgesic products are more than $8 billion globally.

•
Pseudoephedrine—We completed human testing of our 12-hour CDT-based pseudoephedrine tablets and expect to file our first ANDA submission with the FDA during 2008. We believe our formulation will offer attractive tablet size when compared to similar tablets already on the market. Based on industry sources, we estimate that aggregate North American sales of products containing pseudoephedrine have been more than $1 billion per year. However, our ability to commercialize products containing pseudoephedrine may be adversely impacted by legislative and market changes relating to diversion.

•
Raloxifene—We completed initial human clinical evaluations of CDT-based immediate-release raloxifene formulations during 2005 and 2006. While the results of those trials supported the advancement of an additional formulation and human clinical work, we are seeking guidance from the FDA to assist us in evaluating the regulatory pathway and commercial viability of this product candidate. Raloxifene is used to prevent and treat osteoporosis. Additional studies would be required to provide further insight into the capabilities of the CDT-based technology and our ability to enhance bioavailability as well as to support development of a raloxifene product. Evista® is Eli Lilly’s immediate-release raloxifene product for osteoporosis utilizing a complex solubilization technology. In 2006, Eli Lilly reported more than $1 billion in global sales of Evista.

•
Ondansetron—We successfully completed initial pilot bioavailability testing of our refined 24-hour CDT-based ondansetron formulation in Canada. The results indicate that our amino acid formulation technology is capable of producing a once daily sustained release ondansetron tablet. We are currently seeking guidance from the FDA on the applicable regulatory pathway to assist us in evaluating the commercial viability of this candidate. Ondansetron is the active ingredient in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. In 2006, GlaxoSmithKline reported approximately $1.6 billion in global sales of Zofran. In addition, several immediate release generic versions of ondansetron were approved by the FDA during late 2006.

•
Peramivir—We initiated development of an oral formulation of peramivir as part of a research collaboration with BioCryst Pharmaceuticals. Animal studies have been completed and we are currently evaluating potential next steps to advance development. Peramivir is part of a new class of antiviral agents that inhibit influenza neuraminidase, an enzyme essential for the influenza virus to spread and infect its hosts. The compound was designed to treat and prevent various types of flu and may have utility against strains including influenza A and B, avian influenza, and other life-threatening sub-types that have shown resistance to currently available therapies. The goal of the collaboration is to develop a tablet or capsule formulation for the administration of peramivir that improves its oral bioavailability.

•
Rivastigmine, and Risperidone—We completed internal development work on extended-release prototype formulations of rivastigmine and risperidone. Rivastigmine is used for the management of Alzheimer’s disease and is marketed by Novartis as Exelon®. Novartis reported global sales of Exelon of approximately $0.5 billion during 2006. Risperidone is an anti-psychotic for management of schizophrenia and bipolar mania and is marketed by Janssen, L.P. as Risperdal®. Industry analysts estimated global sales of Risperdal by Janssen were more than $2.3 billion for 2006, based on oral formulations alone. However, we do not plan to initiate clinical studies for these product candidates during 2008 unless we secure additional funding.

•
Fenofibrate—We completed initial testing of our prototype CDT-fenofibrate formulation. As expected, the trial results clarified the additional formulation work required to prepare for commercialization. We have placed our development work on hold as a potential future licensing candidate, due to regulatory approval of a competing low-dose fenofibrate formulation. Fenofibrate is the active ingredient in Tricor®, an Abbot product for hypercholesterolemia (elevated total cholesterol). Industry analysts estimated Abbot global sales of Tricor were more than $1 billion for 2006.

Intellectual Property

We believe that patent and trade secret protection of our CDT platform are important to our business and that our success will depend in part on our ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection, and operate without infringing the proprietary rights of others. We have rights to five U.S. patents and three federal trademark registrations. Our policy is to pursue registrations for all of the trademarks associated with our key products and technologies. Our registered trademarks include: “CDT,” the CDT logo and design, and “SCOLR.”

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

We attempt to protect our proprietary position by filing U.S. and foreign patent applications related to our proprietary technology inventions and improvements that are important to the development of our business. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies, preserve our trade secrets, and operate without infringing the proprietary rights of others. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Our competitors may challenge or circumvent any of our issued patents and the patents may not provide us proprietary protection or a commercial advantage. Furthermore, we cannot assure you that any of our future processes or products will be patentable or will not infringe upon the patents of third parties.

Competition

Our business is highly competitive and is affected by new technologies, government regulations, availability of financing, and other factors. In the drug delivery field, examples of our major competitors include Alza Corporation, Biovail, Inc., Pacira Pharmaceutical Inc., SkyePharma PLC, Elan Corporation, PLC, Flamel Technologies, Inc., Impax Laboratories, Inc., Labopharm, Inc., and KV Pharmaceutical Company. The successful development and commercialization of major controlled-delivery prescription drugs can take five or more years and millions of dollars of research and clinical trials. These major competitors generally are better funded and equipped to fully realize the potential from new and unique patented drug delivery systems and are in possession of significantly stronger financial and research and development resources.

Manufacturing

We currently have no internal commercial scale manufacturing capabilities. Generally, either our collaborators manufacture the pharmaceutical products or we use a contract manufacturer. Accordingly, we have to rely on third party manufacturers of the pharmaceutical products we are evaluating in clinical trials. We currently have agreements with Catalent Pharma Solutions, Inc. to support our efforts. We also work with Perrigo regarding the manufacturing of dietary supplements containing our CDT technology. Our dependence on third parties for the manufacture of our potential products and clinical supplies may adversely affect our ability to deliver such products in a timely or competitive basis.

Sources and Availability of Raw Materials and Principal Suppliers

Our technology allows for the use of conventional, readily available, GRAS excipients. A wide variety of materials can be used for our controlled delivery formulation development and are available from a large number of manufacturers and distributors. The active chemical raw materials essential to our business are generally readily available from multiple sources in the United States and throughout the world. Certain raw materials used in the manufacture of our products are, however, available from limited sources and, in some cases a single source. Any curtailment in the availability of such raw materials could result in production or other delays and, in the case of products for which only one raw material supplier exists or has been approved by the FDA, could result in material loss of sales with consequent adverse effects on our business and results of operations. During 2007 and 2006, regulatory restrictions impacted our ability to obtain commercial quantities of pseudoephedrine and resulted in delays to our development program. Also, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs, and loss of sales and customers. We obtain a portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

Government Regulation

Government authorities in the United States and other countries extensively regulate the research, development, manufacture, labeling, promotion, advertising, distribution, and marketing of drug products. We must receive separate regulatory approval for each of our product candidates before we or our collaborators can sell them in the United States or internationally. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implements regulations and other laws. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions.

The approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, or at all. There are several kinds of new drug applications, or NDAs, that may be submitted to obtain FDA approval of our or our collaborators’ drugs, including full NDAs; section 505(b)(2) NDAs; or, abbreviated new drug applications, or ANDAs. A “full” NDA is an NDA in which the information required for approval, including investigations of safety and effectiveness, comes from studies conducted by or for the sponsor or for which the sponsor has obtained a right of reference. A section “505(b)(2)” NDA is an NDA in which at least some of the information required for approval comes from studies not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference. An abbreviated new drug application, or ANDA, usually utilizes for proof of safety and effectiveness data demonstrating that the drug is “bioequivalent” to a drug which the FDA has previously approved.

NDAs: Approval of a full NDA by the FDA requires pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an Investigational New Drug Application for human clinical testing, which must become effective before human clinical trials may begin; adequate and well-controlled clinical trials to establish the safety and effectiveness of the product candidate for each indication for which approval is sought; submission to the FDA of the NDA; satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing processes (cGMP); and, FDA review and approval of the NDA.

505(b)(2) NDAs: Section 505(b)(2) NDAs may be submitted for drug products that represent a modification of an already approved drug (such as, a new indication or new dosage form) and for which investigations other than bioavailability or bioequivalence studies are essential to the drug’s approval. Section 505(b)(2) NDA applications may rely on the FDA’s previous findings for the safety and effectiveness of the approved drug as well as information obtained by the Section 505(b)(2) applicant needed to support the modification of the listed drug. Preparing a 505(b)(2) NDA is generally less costly and time-consuming than preparing a full NDA.

 ANDAs: The FDA may approve an ANDA if the product is the same in important respects as an already approved drug, or if the FDA has declared the drug suitable for an ANDA submission. ANDAs must contain the same manufacturing and composition information as NDAs, but applicants need not submit preclinical and clinical safety and effectiveness data. Instead, they must submit studies showing that the product is bioequivalent to the already approved drug. Drugs are bioequivalent if the rate and extent of absorption of the drug does not show a significant difference from the rate of extent of absorption of the already approved drug. Conducting bioequivalence studies is less time-consuming and costly than conducting pre-clinical and clinical studies necessary to support an NDA.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary government approvals, which could delay or preclude us from marketing our product candidates. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of our product candidates.

We use third party manufacturers to produce our product candidates in clinical and commercial quantities. Future inspections by the FDA may indentify compliance issues at the facilities of our contract manufacturers or collaborators that may disrupt production on distribution, or require substantial resources to connect. Also, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

Other FDA Requirements:

We and our collaborators are required to comply with a number of FDA requirements both before and after approval, regardless of the type of application submitted. For example, we are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotion for our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in all areas of regulatory compliance, including production and quality control to comply with cGMP. In addition, discovery of issues such as safety problems may result in changes in labeling or restrictions on a product manufacturer or NDA holder, including removal of the product from the market. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval. In addition, the FDA may require post-approval studies.

Employees

As of December 31, 2007, we employed 24 full time employees. None of our employees is represented by labor unions. We believe our relationship with employees is good.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following are our current executive officers and their ages as of March 1, 2008:

Name	Age	Office	Position Since
Daniel O. Wilds	59	President and Chief Executive Officer	2003
Richard M. Levy	49	Vice President of Finance and Chief Financial Officer	2005
Alan M. Mitchel	51	Senior Vice President of Business and Legal Affairs	2005
Stephen J. Turner	37	Vice President, Chief Technical Officer	2003

The following sets forth the business experience, principal occupations and employment of each of our current executive officers.

Daniel O. Wilds was appointed our President and Chief Executive Officer and a Director in August 2003. From 1998 to July 2003, Mr. Wilds served as Chairman, President and CEO of Northwest Biotherapeutics, Inc., a biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Prior to that position, he was President and CEO of Shiloov Biotechnologies (USA), Inc. from 1997 to 1998. From 1992 to 1996, Mr. Wilds was President and CEO of Adeza Biomedical Corporation, prior to which he served as the President and CEO of Medisense, Inc. and President of Baxter’s Chemotherapy Service. Mr. Wilds has also served as President and COO of Travenol-Genentech, Inc., a joint venture between Baxter International and Genentech, Inc., and has held other domestic and international senior management positions in the biomedical and biopharmaceutical fields. Mr. Wilds currently serves on the board of directors of Helix BioMedix, Inc. Mr. Wilds holds a BA from California State University, Los Angeles and an MBA from Northwestern University.

Richard M. Levy was appointed Chief Financial Officer and Vice President of Finance on June 8, 2006, and served as interim Chief Financial Officer and Vice President of Finance commencing December 15, 2005. Mr. Levy has experience as chief financial officer, controller, consultant and auditor. He served as the CFO for the specialty finance segment and corporate controller for Washington Mutual Bank. Mr. Levy worked for Bank of America for seven years. His experience there included serving as the senior vice president and controller of Bank of America Texas operations and also included coordinating all accounting activities and acting as chief financial officer for new acquisitions, His work at Bank of America also included international financial management experience in its international private banking and world banking divisions. His corporate financial duties included serving as director and as chief financial officer of various Bank of America subsidiaries. Mr. Levy earned his BA in business economics and accounting from the University of California, Santa Barbara and is licensed as a CPA.

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

We have incurred net losses since 2000, including net losses of $10.6 million in 2007, $10.7 million in 2006, $8.9 million in 2005, and $5.7 million in 2004. We have accumulated net losses of approximately $57.8 million from our inception through December 31, 2007, and we expect to continue to incur significant operating losses in the future.

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

We have funded our operations primarily through the issuance of equity securities and we may not be able to generate positive cash flow in the future. We expect that we will need to seek additional funds through the issuance of equity securities or other sources of financing during 2008. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease our operations.

We do not have sufficient cash to fund the development of our drug delivery operations. If we are unable to obtain additional equity or debt financing in the future, we will be required to delay, reduce or eliminate the pursuit of licensing, strategic alliances and development of drug delivery programs.

We believe that our cash on hand, including our cash equivalents, will be sufficient to fund our drug delivery business at planned levels through early 2009. We will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

We may encounter delays or rejections during any stage of the regulatory approval process based upon the failure of clinical data to demonstrate compliance with, or upon the failure of the product to meet the FDA’s requirements for safety, efficacy, quality, and/or bioequivalence; and, those requirements may become more stringent due to changes in regulatory agency policy or the adoption of new regulations. For example, after submission of a marketing application, in the form of an NDA or ANDA, the FDA may deny the application, may require additional testing or data, and/or may require post marketing testing and surveillance to monitor the safety or efficacy of a product. In addition, the terms of approval of any marketing application, including the labeling content, may be more restrictive than we desire and could affect the marketability of products incorporating our controlled release technology.

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

Our products, potential products, and manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States (including the Drug Enforcement Agency, FDA, Federal Trade Commission, and Environmental Protection Agency) and in other countries. For example, our activities, including preclinical studies, clinical trials, manufacturing, distribution, and labeling are subject to extensive regulation by the FDA and comparable authorities outside the United States. Also, our statements and our customers’ statements regarding dietary supplement products are subject to regulation by the FTC. The FTC enforces laws prohibiting unfair or deceptive trade practices, including false or misleading advertising. In recent years, the FTC has brought a number of actions challenging claims by nutraceutical companies.

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

We are engaged in the development of an extended-release formulation of pseudoephedrine. On March 10, 2006, Congress enacted the Patriot Act, which included the Combat Methamphetamine Epidemic Act of 2005. Among its various provisions, this national legislation placed restrictions on the purchase and sale of all products containing pseudoephedrine and imposed quotas on manufacturers relating to the sale of products containing pseudoephedrine. Many states have also imposed statutory and regulatory restrictions on the manufacture, distribution and sale of pseudoephedrine products. We believe that such quotas and restrictions resulted in delays in obtaining materials necessary for the development of our pseudoephedrine product. While we have obtained sufficient supplies to support the planned submission of our ANDA with the FDA in 2008, our ability to commercialize products containing pseudoephedrine and the market for such products may be adversely impacted by existing or new retail sales controls, legislation and market changes relating to diversion and misuse of pseudoephedrine in the production of methamphetamine.

If we cannot establish collaborative arrangements with leading individuals, companies and research institutions, we may have to discontinue the development and commercialization of our products.

We have limited experience in conducting full scale clinical trials, preparing and submitting regulatory applications, or manufacturing and selling pharmaceutical products. In addition, we do not have sufficient resources to fund the development, regulatory approval, and commercialization of our products. We expect to seek collaborative arrangements and alliances with corporate and academic partners, licensors and licensees to assist with funding research and development, to conduct clinical testing, and to provide manufacturing, marketing, and commercialization of our product candidates. We may rely on collaborative arrangements to obtain the regulatory approvals for our products.

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

If our existing or new collaborations are not successful, we will have to establish our own commercialization capabilities, which  would be expensive and time consuming and could delay the commercialization of the affected product.

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

Our collaborations or other arrangements may not be successful because of factors such as:

•	our collaborators may have insufficient economic motivation to continue their funding, research, development, and commercialization activities;

•	our collaborators may discontinue funding any particular program, which could delay or halt the development or commercialization of any product candidates arising out of the program;

•	our collaborators may choose to pursue alternative technologies or products, either on their own or in collaboration with others, including our competitors;

•	our collaborators may lack sufficient financial, technical or other capabilities to develop these product candidates;

•	we may underestimate the length of time that it takes for our collaborators to achieve various clinical development and regulatory approval milestones; or,

•	our collaborators may be unable to successfully address any regulatory or technical challenges they may encounter.

We have no manufacturing capabilities and will be dependent on third party manufacturers.

We do not have commercial scale facilities to manufacture any products we may develop in accordance with requirements prescribed by the FDA. Consequently, we have to rely on third party manufacturers of the products we are evaluating in clinical trials. If any of our product candidates receive FDA or other regulatory authority approval, we will rely on third-party contractors to perform the manufacturing steps for our products on a commercial scale. We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA and other regulatory authorities, as applicable, must approve any replacement manufacturer, including us, and we or any such third party manufacturer may be unable to formulate and manufacture our drug products in the volume and of the quality required to meet our clinical and commercial needs. We will be dependent upon these third parties to supply us in a timely manner with products manufactured in compliance with current good manufacturing practices (cGMPs) or similar manufacturing standards imposed by foreign regulatory authorities where our products will be tested and/or marketed. While the FDA and other regulatory authorities maintain oversight for cGMP compliance of drug manufacturers, contract manufacturers may at times violate cGMPs. The FDA and other regulatory authorities may take action against a contract manufacturer who violates cGMPs. We currently rely on Catalent Pharma Solutions, LLC (formerly Cardinal Health PTS, LLC) for the production of a number of our product candidates. Catalent is involved with an ownership transition that could impact its ability to provide products and services for us. If Catalent or other third party manufacturers are unable to provide adequate products and services to us, we could suffer a delay in our clinical trials and the development of or the submission of products for regulatory approval. In addition, we would not have the ability to commercialize products as planned and deliver products on a timely basis, and we may have higher product costs or we may be required to cease distribution or recall some or all batches of our products.

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

The success of our operations will depend to a great extent on the collective experience, abilities and continued service of relatively few individuals. We are dependent upon the continued availability of the services of our employees, many of whom are individually key to our future success. For example, if we lose the services of our President and CEO, Daniel O. Wilds, or our Vice President and Chief Technical Officer, Stephen J. Turner, we could experience a negative impact on our ability to develop and commercialize our CDT technology, our financial results, and our stock price. We also rely on members of our scientific staff for product research and development. The loss of the services of key members of this staff could substantially impair our ongoing research and development and our ability to obtain additional financing. We do not carry key man life insurance on any of our personnel.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of March 3, 2008, 41,031,385 shares of our common stock were outstanding, and there were 7,228,663 shares of our common stock issuable upon outstanding options and warrants. In addition, approximately $21.1 million in shares of our common stock will remain available for issuance under a shelf registration statement declared effective by the SEC in November 2005. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Our stock price is subject to significant volatility.

The market price of our common stock could fluctuate significantly. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including:

•	general conditions in the healthcare industry;

•	general conditions in the financial markets;

•	our failure or the failure of our collaborative partners, for any reason, to obtain FDA approval for any of our products or products we license;

•	for those products that are ultimately approved by the FDA, the failure of the FDA to approve such products in a timely manner consistent with the FDA’s historical approval process;

•	our failure, or the failure of our third-party partners, to successfully commercialize products approved by the FDA;

•	our failure to generate product revenues anticipated by investors;

•	problems with our sole contract manufacturer;

•	the exercise of our right to redeem certain outstanding warrants to purchase our common stock;

•	the sale of additional debt and/or equity securities by us;

•	announcements by us or others of the results of preclinical testing and clinical trials and regulatory actions, technological innovations or new commercial therapeutic products; and,

•	developments or disputes concerning patent or any other proprietary rights.

Certain provisions in our charter documents and otherwise may discourage third parties from attempting to acquire control of our company, which may have an adverse effect on the price of our common stock.

Our board of directors has the authority, without obtaining stockholder approval, to issue up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by our stockholders. Our certificate of incorporation and bylaws also provide for special advance notice provisions for proposed business at annual meetings. In addition, Delaware and Washington law contain certain provisions that may have the effect of delaying, deferring or preventing a hostile takeover of our company. Further, we have a stockholder rights plan that is designed to cause substantial dilution to a person or group that attempts to acquire our company without approval of our board of directors, and thereby make a hostile takeover attempt prohibitively expensive for a potential acquiror. These provisions, among others, may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company, even if stockholders may consider such a change in control to be in their best interests, which may cause the price of our common stock to suffer.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters, including administrative offices and research and development facilities, are located approximately 15 miles east of Seattle, Washington at 3625 132nd Avenue SE, Bellevue, Washington 98006. The property, consisting of approximately 14,600 square feet, is leased until September 30, 2008. In December 2007, we exercised our right to extend the lease for an additional five years.  In May 2006, we entered into a lease agreement for 8,544 rentable square feet of commercial space at 13221 SE 26th Street, Bellevue, Washington. The lease has a term of five years.

Item 3.	Legal Proceedings

We are not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our stockholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the American Stock Exchange under the symbol “DDD.” The last sale price of our common stock as reported on the American Stock Exchange on March 3, 2008, was $1.23 per share. The following table sets forth the range of high and low close prices for our common stock as reported on the American Stock Exchange for each full quarterly period from January 1, 2006, through December 31, 2007.

COMMON STOCK

	High	Low
2006
First Quarter	$8.00	$5.49
Second Quarter	5.85	4.52
Third Quarter	6.00	4.69
Fourth Quarter	5.89	4.36

2007
First Quarter	$4.80	$2.07
Second Quarter	2.82	2.21
Third Quarter	3.00	1.62
Fourth Quarter	3.89	1.17

As of March 3, 2008, we had 1,206 stockholders of record. We have not paid or declared any dividends upon our common stock since inception and do not contemplate or anticipate paying any dividends upon the common stock in the foreseeable future.

COMPARISON OF STOCKHOLDER RETURN

The following graph compares the cumulative total returns on our common stock since December 31, 2002, with the cumulative total return of companies included in the AMEX Composite Index and the AMEX Pharmaceutical Index. The graph assumes that $100 was invested on December 31, 2002, in our common stock and in each of the indexes. All values assume reinvestment of the pretax value of dividends paid by companies included in these indexes and calculated as of December 31 of each year. We paid no dividend during the period. The data points used for the performance graph are listed in the chart below.

December 31,	2002	2003	2004	2005	2006	2007

SCOLR Pharma, Inc.	$100.00	$240.45	$551.69	$659.55	$528.09	$161.80
AMEX Composite Index	$100.00	$142.36	$173.99	$213.38	$249.45	$292.29
AMEX Pharmaceutical Index	$100.00	$112.41	$106.06	$107.19	$115.59	$113.40

EQUITY COMPENSATION PLAN INFORMATION

Information relating to our equity compensation plans is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders. Additional information regarding our equity compensation plans is provided in Note 14 to our financial statements in this annual report.

 Item 6.                      Selected Financial Data

The following selected financial data are derived from our financial statements. The data should be read in connection with the financial statements, related notes and other financial information included herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003(1)
STATEMENT OF OPERATIONS DATA:
Net revenues	$1,971,783	$2,278,449	$635,407	$441,993	$6,594,073
Cost of revenues	—	—	—	—	4,576,679
Gross profit	1,971,783	2,278,449	635,407	441,993	2,017,394
Selling, general and administrative	5,491,602	7,050,961	3,553,915	2,908,905	4,673,008
Research and development	7,768,346	7,692,903	5,878,290	2,603,361	403,186
Loss from operations	(11,288,165)	(12,465,415)	(8,796,798)	(5,070,273)	(3,058,800)
Other income and expense, net	669,227	1,722,185	(89,265)	(677,408)	(5,683,737)
Net loss	$(10,618,938)	$(10,743,230)	$(8,886,063)	$(5,747,681)	$(8,742,537)

BALANCE SHEET DATA:
Cash and cash equivalents	$11,825,371	$15,217,946	$10,928,442	$6,758,860	$1,282,656
Short-term investments	—	993,542	2,391,775	—	—
Working capital	11,050,184	16,239,020	13,398,326	6,318,119	817,107
Total assets	13,687,454	18,494,480	15,680,087	9,960,478	5,507,944
Long-term obligations	111,119	—	—	3,137	50,979
Fair value of warrants to purchase common stock	—	1,171,045	2,230,457	2,133,160	—
Temporary equity	—	—	9,147,484	1,415,974	—
Accumulated deficit	(57,834,638)	(47,053,678)	(36,310,448)	(27,424,385)	(21,676,704)
Stockholders’ equity	12,152,019	16,123,635	3,370,805	5,284,178	3,085,523
PER SHARE DATA:
Net loss	$(0.28)	$(0.29)	$(0.26)	$(0.19)	$(0.41)
Weighted average shares of common stock outstanding	38,348,560	37,155,613	34,323,934	29,781,604	21,518,982

No cash dividends have been declared.
______________________________
(1)	The sale of our probiotics assets was effective as of December 31, 2003. As a result of this sale, only our financial results for 2003 include operations of the probiotics unit.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty pharmaceutical company that develops and formulates over-the-counter products, prescription drugs, and dietary supplement products that use our patented CDT technology. Our drug delivery business generates royalty revenue from CDT-based sales in the dietary supplement markets. However, we will continue to incur significant net losses as we advance preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, expand our operations and develop the infrastructure to support commercialization of our potential products. Our results of operations going forward will be dependent on our ability to commercialize our products and technology and generate royalties, development fees, milestone, and similar payments. While our strategy includes a significant commitment to research and development activities in connection with the growth of our drug delivery platform, we do not expect to initiate significant new programs unless we obtain additional sources of funding.

We have generated substantially all of our working capital through the sale of equity securities. On December 4, 2007, we raised approximately $4.2 million in gross proceeds through a registered direct offering of 2,781,100 shares of our common stock at a purchase price of $1.50 per share. Purchasers of our stock also received warrants to purchase 1,390,550 shares of common stock at an exercise price of $2.10 per share, exercisable for five years. Net proceeds of the offering were approximately $3.6 million.

On April 21, 2006, we raised approximately $11.9 million in gross proceeds through a registered direct offering of 2,370,100 shares of our common stock at $5.00 per share. Net proceeds of the offering were approximately $10.9 million after placement agent fees of approximately $711,000 and other direct and incremental offering costs.

On November 16, 2005, the Securities and Exchange Commission  declared effective our registration statement that we filed using a “shelf” registration process. Under this process, we may offer from time-to-time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million. As of December 31, 2007, approximately $21.1 million remained available for issuance under this shelf registration statement which expires in November 2008.

Critical Accounting Policies and Estimates

Our financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of December 31, 2007, have been taken into consideration in preparing the financial statements. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, therefore, actual results could differ from those estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

Revenue Recognition

We generate revenue from collaborative agreements, licensing fees, and from the assignment of developed and patented technology. We must exercise judgment and use estimates to determine the amount of revenue to recognize each period. Revenue under collaborative arrangements may take the form of up-front payments, payments for milestones, reimbursement of research and development costs, and licensing payments. We recognize license revenue from intellectual technology agreements. The payments received under these research collaboration agreements are contractually not refundable even if the research effort is not successful. Performance under our collaborative agreements is measured by scientific progress, as mutually agreed upon by us and our collaborators.

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

Deferred Taxes—Valuation Allowance

We make estimates and use our judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which we made such determination. At December 31, 2007, we had recorded full valuation totaling approximately $16.5 million against our net deferred tax assets.

Change in Accounting for Fair Value of Warrants to Purchase Common Stock

We have previously classified warrants we issued as a part of our February 24, 2004, private placement as a liability because we agreed to pay liquidated damages to warrant holders in the event that the effective SEC registration statement registering the resale of shares of common stock issuable upon exercise of warrants does not remain effective. In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2), which provides guidance on the impact the registration rights have on the classification of the warrants. Based on the guidance of the FSP, we now evaluate separately the warrants and the registration rights obligations and we reclassified the fair value of the warrant liability to stockholders’ equity on January 1, 2007. The amount we reclassified was $1,171,045, which was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the fair value of warrant liability at inception and December 31, 2006, was $356,200, however, we previously reclassified $194,178 as a cumulative effect adjustment to the opening balance of accumulated deficit. The adoption of FSP EITF 00-19-02 had no effect on our net loss.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Revenues

Total revenues for the year ended December 31, 2007, were $2.0 million, a decrease of 13%, compared to $2.3 million for the same period in 2006. Royalty revenue from our CDT-based product sales to the dietary supplement markets increased 38%, or $321,457, to $1.2 million for the year ended December 31, 2007, compared to $856,027 for the same period in 2006 largely as a result of royalties generated through our alliance with Perrigo. The increase in royalty income during 2007 from our alliance with Perrigo was offset by a decrease in research and development income due to the termination of our agreement with Wyeth Consumer Healthcare in March 2007.

Royalty payments from Perrigo are based solely on Perrigo’s net profits of CDT-based products which involve uncertainties and are difficult to predict. Revenues from Perrigo declined in the second half of 2007 primarily as a result of the discontinuation of one of our products at a large customer. However, we expect sales to increase in 2008 as the product will be reintroduced at the large customer in 2008, and as a result of increasing sales of our calcium product was introduced in late 2007. Revenues from Nutraceutix will decline in 2008, as a result of the termination of the license agreement on December 31, 2007.

Licensing fees increased in 2007 due to the recognition of the outstanding balance of deferred licensing revenue. In the first quarter of 2007, we received approximately $600,000 in milestone payments from Wyeth as compared to $1.3 million in milestone payments in 2006. Revenues from Perrigo and Wyeth represented 49% and 40%, respectively, of our total revenues during 2007. Accounts receivable at year-end decreased as a result of a lower level of revenue activity during the fourth quarter of 2007.

In 2007, licensing fee income of $173,077 was recognized attributable to previously deferred licensing fee revenue associated with our license agreement with Wyeth. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and was amortized over the development period until the contract was terminated, at which time the remaining balance was recorded to income.

Marketing and Selling Expenses

Marketing and selling expenses increased 15%, or $123,625, to $936,696 for the year ended December 31, 2007, compared to $813,071 for the same period in 2006, primarily due to an increase of $34,209 related to higher salaries. Commission expense increased $20,419 related to higher royalty income offset by a decrease of $27,393 in non-cash, share-based compensation expense. The remainder of the increase in marketing and selling expenses was attributable to increases in advertising and promotion costs associated with participation in additional trade shows and conferences and consulting services for product marketing.

Research and Development Expenses

Research and development expenses increased 1%, or $75,443, to $7.8 million for the year ended December 31, 2007, compared to $7.7 million for the same period in 2006. This slight increase was primarily due to a $512,229 increase in our outside manufacturing, supplies and clinical trial expenses, and a $229,181 increase in salaries, wages and employee benefits. These increases were offset by a reduction of $800,000 in license expense associated with amendments to our license agreements with Temple University and Archer-Daniels-Midland Company in 2006.

In August 2006, we amended our license agreement with Temple University to reduce the royalty rate for prescription drugs under the salt patent. This amendment provided for payments by us of $400,000 to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of our board of directors. We agreed to pay ADM $450,000 in connection with the amendment of our license agreement. We paid $200,000 in August 2006 and the remaining $250,000 in 2007.

General and Administrative Expenses

General and administrative expenses decreased 27%, or $1.7 million, to $4.6 million for the year ended December 31, 2007, compared to $6.2 million for the same period in 2006, primarily due to non-cash, share-based compensation decreases of $910,121 due to the timing of stock option grants, and a lower fair value of stock options granted in 2007. There were  decreases of $413,958 for accounting expenses associated with initial costs of compliance with the Sarbanes-Oxley Act of 2002 and SFAS 123(R) implementation. Additionally, payroll related expenses including bonuses, decreased $39,071 and insurance expense decreased approximately $60,000 due to lower premiums.

Other Income (Expense), Net

Other income decreased 61%, or $1.1 million, to $669,227 for the year ended December 31, 2007, compared to $1.7 million for the same period in 2006, primarily due to the reduction of an unrealized gain on the fair value of warrants liability as we reclassified warrants issued from liabilities to equity. In addition, interest income decreased due to lower balances and interest rates.

Net Loss

Net loss decreased 1%, or $124,292, to $10.6 million for the year ended December 31, 2007, compared to $10.7 million for the same period in 2006, primarily due to lower operating expenses, including costs associated with the amendments to our license agreements with Temple University and ADM in 2006, and non-cash share-based compensation expense resulting from the timing of stock option grants and a lower fair value of stock options granted in 2007.

Fiscal 2006 Compared to Fiscal 2005

Revenues

Total revenues increased significantly, or $1.6 million to $2.3 million for the year ended December 31, 2006, compared to $635,407 for 2005, primarily as a result of the recognition of $1.3 million of research and development income attributable to our agreement with Wyeth and increased royalty income of $651,202 resulting from our alliance with Perrigo. Revenues from Wyeth and Perrigo represented 62% and 29%, respectively, of our total revenues during 2006. Accounts receivable at year-end increased as a result of a higher level of revenue activity during the fourth quarter of 2006.

In 2006, we received a $500,000 milestone payment in accordance with our amended agreement with Wyeth. We also recognized $832,998 of research and development income for expense reimbursements from Wyeth. On March 14, 2007, the Company received a notice of termination from Wyeth terminating the agreement effective April 16, 2007.

Royalty income increased 35%, or $220,622, to $856,028 for the year ended December 31, 2006, compared to $635,407 for the same period in 2005, primarily due to a $651,202 increase in income attributable to our alliance with Perrigo, offset by a decrease in income from ADM and Nutra. The first shipments of products by Perrigo began in the first quarter of 2006. Income from ADM and Nutra decreased due to our transition of sales and marketing activities to Perrigo.

In 2006, licensing fee income of approximately $77,000 was attributable to the recognition of previously deferred licensing fee revenue associated with our license agreement with Wyeth. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and was amortized over the development period.

Marketing and Selling Expenses

Marketing and selling expenses increased significantly, or $526,694 to $813,071 for the year ended December 31, 2006, compared to $286,377 for the same period in 2005, primarily due to increases of approximately $234,210 in salaries and related expenses attributable to additional personnel and higher salaries, and an increase of approximately $100,000 associated with the recognition of non-cash, share-based compensation expense due to the adoption of SFAS 123(R). The remainder of the increase in marketing and selling expenses was attributable to increases in advertising and promotion costs associated with participation in additional trade shows and conferences, and non-cash, share-based compensation costs for outside consulting services.

Research and Development Expenses

Research and development expenses increased 31%, or $1.8 million, to $7.7 million for the year ended December 31, 2006, compared to $5.9 million for the same period in 2005. This increase reflected the recognition of $800,000 in expense associated with amendments to our license agreements with Temple University and ADM, $600,000 for non-cash, share-based compensation expense due to the adoption of SFAS 123(R), a $200,000 increase in salaries, wages and employee benefits, and a $153,910 increase in rent. Increased rent reflected costs associated with the lease of additional space.

Of the $800,000 expense for amendments to our license agreements, $400,000 was associated with the amendment to the license agreement with Temple University relating to the salt patent. The amendment to the agreement with Temple University reduced the royalty rate for prescription drugs under the salt patent and resulted in a payment of $400,000 to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of our board of directors. The remaining $400,000 of the expense for amendments was associated with the amendment of the license agreement with ADM, representing (i) a $200,000 payment to ADM, (ii) the accrual of $250,000 associated with our obligation to pay ADM an additional $250,000 at the earlier of August 10, 2007, or the completion of a securities offering of not less than $10 million, and (iii) the recognition of $50,000 of income from Perrigo based on its reimbursement of $50,000 of the first cash payment to ADM, which offset research and development expense. Perrigo also reimbursed us for $50,000 of the August 2007 payment to ADM.

General and Administrative Expenses

General and administrative expenses increased 91%, or $2.9 million, to $6.2 million for the year ended December 31, 2006, compared to $3.3 million for the same period in 2005, primarily due to non-cash, share-based compensation costs, expenses associated with compliance with the Sarbanes-Oxley Act of 2002, higher insurance costs, and higher salaries and wages. Employee and director non-cash, share-based compensation costs increased $1.6 million due to the adoption of SFAS 123(R) and increased approximately $200,000 due to consulting expenses associated with the November 2005 advisory services agreement with Michael Taglich, chairman of our board of directors. Consulting expenses, comprised of compliance costs associated with development and implementation of internal controls and compliance with Section 404 of the Sarbanes-Oxley Act, external reporting and information technology services, contributed $243,935 to the increase. Salaries and wages increased $409,720 due to increased personnel, and severance costs incurred in the first quarter of 2006. Insurance expense increased approximately $174,080 due to expanded coverage.

Other Income (Expense), Net

Other income increased $1.8 million, to $1.7 million income for the year ended December 31, 2006, compared to $89,265 expense for the same period in 2005, primarily due to the recognition of an unrealized gain on the fair value of warrants liability and increased interest income.

Unrealized gain on the fair value of warrants liability was approximately $1.0 million for the year ended December 31, 2006, compared to a loss of $97,297 for the same period in 2005. The unrealized gain represented the change in fair value of the liability associated with warrants issued in connection with our February 2004 private placement. The fair value was estimated using the Black-Scholes option pricing model and the gain and loss recorded in 2006 and 2005, respectively, resulted from a decline and increase in the fair value of our common stock during the respective years.

The increase in interest income was attributable to higher cash balances and interest rates.

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

 Liquidity and Capital Resources

As of December 31, 2007, we had $11.1 million of working capital compared to $16.2 million as of December 31, 2006. We have accumulated net losses of approximately $57.8 million from our inception through December 31, 2007. We have funded our operations primarily through the issuance of equity securities, including $3.6 million and $10.9 million in net proceeds from our registered direct offerings in December 2007 and April 2006, respectively, and $14.1 million from our private placement in February 2005. Net cash provided by financing activities decreased to $4.0 million in 2007 compared to $11.6 million in 2006.

We used cash of $7.8 million for operating activities in 2007, which was $1.2 million less than the amount used for operations during 2006. Expenditures during this period decreased as a result of reduced general and administrative expenses, which was offset by increased marketing activities. Cash provided by investing activities was $407,088 in 2007, compared to $1.7 million in 2006, primarily due to the decreased application of maturing short-term investments.

We expect our operating losses and negative cash flow to continue as we continue preclinical research and clinical trials, apply for regulatory approvals, and develop our product candidates. We believe our cash, cash equivalents and short-term investments will be sufficient to fund our operations at planned levels through early 2009. We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all.

We anticipate that we will need to seek additional funds through the issuance of equity securities or other sources of financing during 2008. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

As of December 31, 2007, our commitments to make future payments under long-term contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$2,418,410	$368,909	$937,804	$838,510	$273,187
Term loan	212,692	94,530	118,162	—	—
Total	$2,631,102	$463,439	$1,055,966	$838,510	$273,187

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

New Accounting Pronouncements

On December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment”. SAB No. 110 addresses the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance FAS No. 123(R), “Share-Based Payment”. SAB No. 110 allows the use of the “simplified” method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 is effective January 1, 2008, and we plan to continue to use the simplified method to estimate the expected term of their plain vanilla employee options.

On December 12, 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (“EITF”) opinion related to EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The Task Force reached a consensus that a collaborative arrangement is a contractual arrangement that involves two or more parties, all of which are both (a) involved as active participants in a joint operating activity that is not conducted primarily through a separate legal entity and (b) exposed to significant risks and rewards that depend on the commercial success of the joint operating activity. This Issue also addresses (i) the income statement classification by participants in a collaborative arrangement for transactions with third parties and transactions between the participants and (ii) financial statement disclosures. The consensus on EITF Issue 07-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Entities should apply the consensus retrospectively to all periods presented for only those collaborative arrangements existing as of the effective date, unless it is impractical to do so. We will adopt this new accounting pronouncement effective January 1, 2009, and do not anticipate any material impact on our financial condition or results of operations.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities”. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for annual periods beginning after December 15, 2007. We will adopt this new accounting pronouncement effective January 1, 2008, and do not anticipate any material impact on our financial condition or results of operations.

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

Item 8.                      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of SCOLR Pharma, Inc.

We have audited the accompanying balance sheets of SCOLR Pharma, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2007, and 2006, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCOLR Pharma, Inc. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method effective January 1, 2006.

As described in Note 19 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board Staff Position EITF 00-19-2 “Accounting for  Registration Payment Arrangements” which changed the method the Company was using to account for certain warrants and registration payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SCOLR Pharma, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2008, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 6, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of SCOLR Pharma, Inc.

We have audited SCOLR Pharma, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCOLR Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on SCOLR Pharma, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SCOLR Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of  December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheets of SCOLR Pharma, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 6, 2008

SCOLR Pharma, Inc.

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$11,825,371	$15,217,946
Short-term investments	—	993,542
Accounts receivable	225,900	864,620
Interest and other receivables	16	15,576
Prepaid expenses	423,213	347,136
Total current assets	12,474,500	17,438,820

Property and equipment—net	748,931	730,512
Intangible assets—net	464,023	325,148

	$13,687,454	$18,494,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$757,420	$189,065
Accrued liabilities	586,849	825,158
Current portion of term loan	80,047	—
Deferred revenue	—	185,577
Total current liabilities	1,424,316	1,199,800

Long-term portion of term loan	111,119	—
Fair value of warrants to purchase common stock	—	1,171,045
Total liabilities	1,535,435	2,370,845

Commitments and Contingencies (Notes 8, and 12)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $0.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $0.001 par value, 40,991,385 and 38,048,146 issued and outstanding as of December 31, 2007 and 2006, respectively	40,991	38,048
Additional contributed capital	69,945,666	63,139,210
Accumulated other comprehensive gain	—	55
Accumulated deficit	(57,834,638)	(47,053,678)
Total stockholders’ equity	12,152,019	16,123,635
	$13,687,454	$18,494,480

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues
Licensing fees	$173,077	$76,924	$—
Royalty	1,177,484	856,027	635,407
Research and development	621,222	1,345,498	—
Total revenues	1,971,783	2,278,449	635,407

Operating expenses
Marketing and selling	936,696	813,071	286,377
Research and development	7,768,346	7,692,903	5,878,290
General and administrative	4,554,906	6,237,890	3,267,538
Total operating expenses	13,259,948	14,743,864	9,432,205
Loss from operations	(11,288,165)	(12,465,415)	(8,796,798)

Other income (expense)
Interest expense	(15,724)	(170)	(5,789)
Interest income	682,010	843,427	486,288
Settlement in connection with asset sale and license agreement	—	—	(537,921)
Unrealized gain (loss) on fair value of warrants	—	974,211	(97,297)
Other	2,941	(95,283)	65,454
	669,227	1,722,185	(89,265)
Net loss	$(10,618,938)	$(10,743,230)	$(8,886,063)
Net loss per share, basic and diluted	$(0.28)	$(0.29)	$(0.26)
Shares used in calculation of basic and diluted net loss per share	38,348,560	37,155,613	34,323,934

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.
STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

	Common Stock
	Number of Shares	Amount	Additional Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Balance at December 31, 2004	30,690,886	$30,120	$32,678,443	$(27,424,385)	$—	$5,284,178
Issuance of common stock in private placement	3,750,000	—	—	—	—	—
Transfer of common stock from temporary to permanent equity	—	1,884	6,345,443	—	—	6,347,327
Proceeds from exercise of common stock options	528,916	529	508,056	—	—	508,585
Proceeds from exercise of warrants	55,000	55	27,445	—	—	27,500
Share-based compensation issued for employee services	—	—	63,500	—	—	63,500
Cancelled stock options	—	—	(63,500)	—	—	(63,500)
Stock options issued for non-employee services	—	—	90,000	—	—	90,000
Unrealized loss on short-term investments	—	—	—	—	(722)	(722)
Net loss	—	—	—	(8,886,063)	—	(8,886,063)
Comprehensive loss	—	—	—	—	—	(8,886,785)
Balance at December 31, 2005	35,024,802	$32,588	$39,649,387	$(36,310,448)	$(722)	$3,370,805
Issuance of common stock in registered direct offering	2,370,100	2,370	10,922,585	—	—	10,924,955
Transfer of common stock from temporary equity to permanent equity	—	2,437	9,145,047	—	—	9,147,484
Proceeds from exercise of common stock options	370,168	370	452,519	—	—	452,889
Proceeds from exercise of warrants	283,076	283	233,981	—	—	234,264
Transfer of fair value from exercise of warrants	—	—	85,201	—	—	85,201
Share-based compensation issued for employee services	—	—	2,366,785	—	—	2,366,785
Share-based compensation issued for non-employee services	—	—	42,600	—	—	42,600
Revaluation of stock options issued for non-employee services	—	—	241,105	—	—	241,105
Unrealized gain on short-term investments	—	—	—	—	777	777
Net loss	—	—	—	(10,743,230)	—	(10,743,230)
Comprehensive loss	—	—	—	—	—	(10,742,453)
Balance at December 31, 2006	38,048,146	$38,048	$63,139,210	$(47,053,678)	$55	$16,123,635
Transfer of fair value of warrants from liability to equity	—	—	1,333,067	(162,022)	—	1,171,045
Beginning Balance at January 1, 2007	38,048,146	$38,048	$64,472,277	$(47,215,700)	$55	$17,294,680
Issuance of common stock in private placement	2,781,100	2,781	3,626,425	—	—	3,629,206
Proceeds from exercise of common stock options	120,333	120	137,866	—	—	137,986
Proceeds from exercise of warrants	41,806	42	(42)	—	—	—

	Common Stock
	Number of Shares	Amount	Additional Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Share-based compensation issued for employee services	—	—	1,674,453	—	—	1,674,453
Share-based compensation issued for non-employee services	—	—	34,687	—	—	34,687
Unrealized gain on short-term investments	—	—	—	—	(55)	(55)
Net loss	—	—	—	(10,618,938)	—	(10,618,938)
Comprehensive loss	—	—	—	—	—	(10,618,993)
Balance at December 31, 2007	40,991,385	$40,991	$69,945,666	$(57,834,638)	$—	$12,152,019

 The accompanying notes are an integral part of this financial statement.

SCOLR Pharma, Inc.
STATEMENTS OF CASH FLOWS

	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(10,618,938)	$(10,743,230)	$(8,886,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401,643	352,986	334,973
Loss on settlement in connection with asset sale and license agreement	—	—	537,921
Loss on disposal of equipment	5,700	1,758	2,159
Share-based compensation for non-employee services	34,687	283,705	—
Share-based compensation for employee services	1,674,453	2,366,785	90,000
Unrealized (gain) loss on fair value of warrants	—	(974,211)	97,297
Write-off of long-term assets	21,762	162,902	—
Changes in assets and liabilities
Accounts receivable	654,280	(661,903)	(125,521)
Prepaid expenses	(76,077)	(33,350)	(93,098)
Accounts payable and accrued liabilities	330,046	336,019	(397,984)
Deferred revenue	(185,577)	(64,423)	250,000
Net cash used in operating activities	(7,758,021)	(8,972,962)	(8,190,316)
Cash flows from investing activities:
Payments received on note receivable	—	505,927	664,801
Purchase of equipment and furniture	(353,829)	(162,948)	(347,412)
Proceeds from sale of equipment	—	—	4,157
Patent and technology rights payments	(232,571)	(59,937)	(103,665)
Purchase of short-term investments	(1,323,761)	(3,923,924)	(3,462,474)
Maturities and sales of short-term investments	2,317,249	5,322,934	1,069,977
Net cash provided by (used in) investing activities	407,088	1,682,052	(2,174,616)
Cash flows from financing activities:
Proceeds from term loan	246,500	—	—
Payments on long-term obligations and capital lease obligations	(55,334)	(3,137)	(47,841)
Prepaid financing cost	—	(28,557)	(32,567)
Proceeds from issuance of common stock, net of issuance costs	3,629,206	10,924,955	14,078,837
Proceeds from exercise of common stock options and warrants	137,986	687,153	536,085
Net cash provided by financing activities	3,958,358	11,580,414	14,534,514
Net (decrease) increase in cash	(3,392,575)	4,289,504	4,169,582
Cash at beginning of period	15,217,946	10,928,442	6,758,860
Cash at end of period	$11,825,371	$15,217,946	$10,928,442
Cash paid during the year for:
Interest	$14,128	$170	$5,789
Non-cash investing and financing activities:
Issuances of warrants in connection with common stock offering	$918,457	$29,483	$194,899
Transfer of fair value from warrant liability to equity for exercise of warrants	$—	$85,201	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

Note 1—Description of Business and Summary of Significant Accounting Policies

SCOLR Pharma, Inc. (the “Company”) is a specialty pharmaceutical company that develops and formulates pharmaceutical, over-the-counter, and nutritional products. The Company uses its patented Controlled Delivery Technologies (CDT®) to develop products and license technologies to pharmaceutical and nutritional product companies. Prior to 2004, the Company manufactured nutraceutical-based health and dietary supplements for the animal and human nutrition markets. The Company’s transition to a focused specialty pharmaceutical business was completed with the sale of its probiotics business in 2003.

The Company has incurred net losses since 2000. As of December 31, 2007, the Company’s accumulated deficit was $57,834,638. The Company expects its operating losses and negative cash flow to increase as it advances preclinical research and clinical trials, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its products.

The Company’s business is subject to the risks and uncertainties associated with development of drug delivery systems and products. These risks include, but are not limited to, a history of net losses, technological changes, dependence on collaborations and key personnel, the successful commercialization of the Company’s product candidates, compliance with government regulations, patent infringement litigation and competition from current and potential competitors, (many of which have greater resources) dependence on third party manufacturers, and a requirement for additional funding.

A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market value. The Company holds cash and cash equivalents and marketable securities at several major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses as a result of such concentration of credit risk.

Short-term Investments

Short-term investments are generally held to maturity, but are considered available-for-sale and are therefore carried at fair value, with unrealized gains and losses reported as a separate component of stockholder’s equity. Interest on securities classified as available-for-sale is included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. This amortization and accretion is included in interest income. Realized gains and losses are included in interest income.

Accounts Receivable

In 2007, the majority of the Company’s accounts receivable were due from companies that provide royalty income from the use of the Company’s CDT technology.

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

The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company’s policy is to  write off accounts receivable when they become uncollectible, and payments subsequently received on such accounts are credited to the provision for doubtful accounts.

Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable, and debt obligations approximate fair value based on the short-term nature of these instruments.

The Company issued warrants in a private placement financing which contain registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event a registration statement covering the resale of shares issuable upon exercise of warrants fails to remain effective for a preset time period. The Company accounts for these warrants at fair value in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Black-Scholes option pricing valuation model is used to determine fair value of these warrants. Use of this model requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants, and risk-free interest rates. When warrants are exercised, the Company determines the fair value of the exercised warrants and reclassifies the balance from liability to equity (see Note 19).

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

Revenues recognized during 2007, 2006, and 2005, include amounts earned under royalty arrangements with related and third parties under which such parties are licensed to sell products that include technology developed or licensed by the Company. Such royalty revenues are recognized when earned, as reported to the Company by its licensees, and when collectability is reasonably assured.

Revenues recognized in 2007 and 2006, also include non-refundable, up-front payments received in connection with collaborative research and development agreements, which were initially deferred and then recognized as licensing fees on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Non-refundable license fees are recognized as revenue once no future performance obligation exists, the price is fixed and determinable, delivery has occurred, and collectability is reasonably assured.

For revenue arrangements with multiple elements, the delivered element is considered a separate unit of accounting only when the delivered element has stand-alone value to the customer, there is objective and reliable evidence of the fair value of the undelivered items, and delivery of the undelivered items is in the control of the Company. If these conditions are met, consideration received is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Revenues from milestone payments are recognized when the milestone has been achieved, as long as the achievement of the milestone was not reasonably assured at the inception of the arrangement, there was substantial effort involved in achieving the milestone, the amount of the milestone payment is reasonable in relation with the level of effort associated with the achievement of the milestone, and the payment is non-refundable. Each milestone event must have substance and must represent the achievement of specific defined goals.

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

Research and Development Costs

Research and development expenses consist of costs associated with products being developed internally as well as those products being developed under collaborative agreements with others. These expenses include related salaries and benefits, clinical trial and related clinical trial manufacturing costs, contract and other outside service fees, and facility related costs. Research and development costs are expensed as incurred. In instances where the Company enters into agreements with third parties for research, clinical trial, and related clinical trial manufacturing costs, such costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due to the Company under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables or termination costs incurred in the orderly termination of services.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year and income available to common shareholders. Diluted earnings (loss) per share include the effect of potential common stock, except when their effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 38,348,560 for the year ended December 31, 2007, 37,155,613 for the year ended December 31, 2006, and 34,323,934 for the year ended December 31, 2005.  At December 31, 2007, 2006 and 2005 options and warrants to purchase 7,301,745, 5,609,457, and 5,693,996 shares of common stock, respectively, prior to the application of the treasury stock method, were not included in the calculation of diluted net loss per share as they were anti-dilutive.

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated as a result of adopting SFAS 123(R). See Note 14 to the Company’s financial statements for further detail, including the impact of the adoption on its results of operations.

Share-based compensation expense for performance-based options granted to non-employees is determined in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to non-employees is measured as of the earlier of the performance commitment date or the date at which performance is complete (“measurement date”). When it is necessary under generally accepted accounting principles to recognize cost for the transaction prior to the measurement date, the fair value of unvested options granted to non-employees is remeasured at the balance sheet date.

Prior to January 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS 123. Under APB 25, compensation expense for employee and director stock options was based on the intrinsic value of the award which is equivalent to the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. Any deferred compensation was amortized over the vesting period of the individual options, using the straight-line method.

Reclassifications

Certain prior year amounts have been reclassified on the Statements of Cash Flows to conform to the current period presentation. These reclassifications did not change the prior year’s net cash flows from operating, investing and financing activities.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to those used in revenue recognition; the determination of the allowance for doubtful accounts, depreciable lives of assets, estimates and assumptions used in the determination of fair value of stock options and warrants, and deferred tax valuation allowances. Future events and their effects cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

New Accounting Pronouncements

On December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment”. SAB No. 110 addresses the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance SFAS No. 123(R), “Share-Based Payment”. SAB No. 110 allows the use of the “simplified” method of estimating expected term where a company may not have sufficient historical exercise data. SAB No. 110 is effective January 1, 2008 and the Company plans to continue to use the simplified method to estimate the expected term of its plain vanilla employee options.

On December 12, 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (“EITF”) opinion related to EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The Task Force reached a consensus that a collaborative arrangement is a contractual arrangement that involves two or more parties, all of which are both (a) involved as active participants in a joint operating activity that is not conducted primarily through a separate legal entity and (b) exposed to significant risks and rewards that depend on the commercial success of the joint operating activity. This Issue also addresses (i) the income statement classification by participants in a collaborative arrangement for transactions with third parties and transactions between the participants and (ii) financial statement disclosures. The consensus on EITF Issue 07-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years. Entities should apply the consensus retrospectively to all periods presented for only those collaborative arrangements existing as of the effective date, unless it is impractical to do so. The Company will adopt this new accounting pronouncement effective January 1, 2009, and does not anticipate any material impact on its financial condition or results of operations.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities”. EITF 07-3 provides clarification surrounding the accounting for nonrefundable research and development advance payments, whereby such payments should be recorded as an asset when the advance payment is made and recognized as an expense when the research and development activities are performed. EITF 07-3 is effective for annual periods beginning after December 15, 2007. The Company will adopt this new accounting pronouncement effective January 1, 2008, and does not anticipate any material impact on its financial condition or results of operations.

Note 2—Liquidity

The Company incurred a net loss of approximately $10.6 million for year ended December 31, 2007, and used cash of approximately $7.8 million in operations. Cash flows provided by investing activities of $407,088 primarily represent the net proceeds from maturing short-term investments. Cash flows from financing activities of $4.0 million for the year ended

December 31, 2007, primarily reflected $3.6 million net proceeds from the December 2007 registered direct offering of 2,781,100 shares of the Company’s common stock at a purchase price of $1.50 per share. Purchasers of the Company’s common stock also received warrants to purchase 1,390,550 shares of common stock at an exercise price of $2.10 per share (see Note 15 “Financing Event”). In addition, the Company received proceeds of approximately $250,000 from a term loan.

The Company had approximately $11.8 million in cash, and cash equivalents at December 31, 2007. The Company expects its operating losses and negative cash flow to continue as it continues preclinical research and clinical trials, apply for regulatory approvals, and develops its product candidates. The Company believes its cash, cash equivalents, and short-term investments will be sufficient to fund its operations at planned levels through early 2009. The Company plans to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. The Company will need to raise additional capital to fund operations, continue research and development projects, and commercialize its products. The Company may not be able to secure additional financing on favorable terms, or at all.

The Company anticipates that it will need to seek additional funds through the issuance of equity securities or other sources of financing during 2008. In November 2005, the SEC declared effective the Company’s registration statement that it filed using a “shelf” registration process. Under this process, the Company may offer from time-to-time in one or more offerings common stock and/or warrants to purchase common stock at an aggregate public offering price of up to $40 million. As of December 31, 2007, approximately $21.1 million remained available under this shelf registration which expires November 2008.

The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations and may delay, modify or cancel research and development projects.

Note 3—Short-term Investments

At December 31, 2007, the Company did not have any short-term investments.

At December 31, 2006, short-term investments consisted of commercial paper with an original holding period greater than 90 days and less than one year. The position was as follows at December 31, 2006:

Type of Security (Under 1 year)	Cost	Gross Unrealized Gain	Estimated Fair Value
Commercial Paper	$993,487	$55	$993,542
Total short-term investments	$993,487	$55	$993,542
Realized gains on the sales of available-for-sale securities were $60,996 and $12,098 in 2006 and 2005 respectively. The realized losses on sales of available-for-sale securities were $8,930 and $0 in 2006 and 2005 respectively.

Note 4—Accounts Receivable

Accounts receivable consists of the following at December 31:
	2007	2006
Research and development receivables	$—	$453,512
Royalty receivables	225,900	411,108
Net receivables	$225,900	$864,620

The Company did not have any write-offs or bad debt expense in 2007 and 2006. In 2005, the Company had a $42,644 write-off. In addition, the Company did not have an allowance for doubtful accounts in 2007 or 2006 as all accounts receivable were considered collectible.

Note 5—Notes Receivable

In January 2006, the Company received payment in full of the $505,927 note receivable from Nutraceutix, Inc., the buyer of the Company’s probiotic development and manufacturing business sold in 2003.

Note 6—Property and Equipment

Property and equipment consist of the following at December 31:

	2007	2006
Furniture and fixtures	$70,813	$75,665
Software	38,237	33,851
Machinery and equipment	1,555,854	1,426,650
Leasehold improvements	48,765	48,766
	1,713,669	1,584,932
Less accumulated depreciation and amortization	(964,738)	(854,420)
	$748,931	$730,512

For the years ended December 31, 2007, 2006, and 2005 depreciation expense totaled $329,710, $277,252, and $247,217, respectively.

Note 7—Intangible Assets

Intangible assets consist of the following at December 31:

	2007	2006
Patents and trademarks	$849,475	$645,051
Less accumulated amortization	(385,452)	(319,903)
	$464,023	$325,148

For the years ended December 31, 2007, 2006, and 2005 amortization expense totaled $71,307, $75,733, and $87,756, respectively.

The following is a schedule by years of future amortization expense for each of the next five years based on existing intangible assets as of December 31, 2007.

Year Ending December 31,
2008	$78,441
2009	67,786
2010	58,336
2011	53,566
2012	52,048
2013 and thereafter	153,846

Total	$464,023

The Company reviews its strategy related to patent initiatives and may decide not to pursue further research and development in certain areas, quarterly or when circumstances change as it relates to the programs. As a result, capitalized costs associated with certain patent filings with net book values of approximately $22,000, $69,000, and $0, were written-off in 2007, 2006, and 2005, respectively. The write-offs were recorded to research and development expense.

Note 8—Lease Obligations

The Company conducts a portion of its operations utilizing leased office facilities and equipment with terms expiring through 2013. The Company’s corporate headquarters, including administrative offices and research and development facilities consist of approximately 14,600 square feet. In December 2007, the Company extended the lease on this space for an additional five years. Some of the operating leases require the Company to pay taxes, maintenance, insurance, and other occupancy expenses applicable to leased premises or equipment. The Company did not have any capital leases as of December 31, 2007. The following is a schedule of future minimum lease payments for facilities and equipment under operating leases as of December 31, 2007:

Year Ending December 31,	Operating Leases
2008	$368,909
2009	459,167
2010	478,637
2011	432,534
2012 and thereafter	679,163
Future minimum lease payments	$2,418,410

Rent expense for leased facilities and equipment was $433,514, $415,734, and $240,905 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 9 — Bank Term Loan

On March 26, 2007, the Company executed a $250,000 bank term loan agreement for the purchase of equipment to be used in its research and development activities. The stated interest rate and effective interest rate of the loan are 8.25% and 9.34%, respectively. The loan matures in March 2010. Principal and interest payments are to be made in 36 equal monthly payments of $7,877 each, with a final payment due on the date of maturity. The obligations under the loan are secured by the acquired equipment.

Note 10—Income Taxes

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance, including its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and associated valuation allowance to increase in future periods as the Company incurs future net operating losses.

The Company’s recorded provision for income taxes (zero in all years presented) differs from the amount computed by applying the statutory federal income tax rate of 34% to its net loss. The sources of the differences are as follows at December 31:

	2007	2006	2005
Tax benefit at statutory rate	$(3,610,439)	$(3,652,698)	$(3,021,261)
Permanent differences	364,977	22,681	38,560
Increase in valuation allowance	3,245,462	3,630,017	2,982,701
Total provision	$—	$—	$—

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. The Company had no deferred tax liabilities in 2007 and 2006. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2007	2006
Deferred Tax Assets
Net operating loss carry forwards	$15,081,261	$11,920,599
Depreciation and amortization	274,204	271,589
Stock options	1,073,786	757,020
Other assets	83,710	248,497

Deferred tax assets	$16,512,961	$13,197,705
Valuation allowance	(16,512,961)	(13,197,705)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance for the full amount of the net deferred tax asset balance as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The net increase in the valuation allowance for the years ending December 31, 2007, 2006, and 2005, was $3,315,256, $4,146,716, and $3,422,419, respectively.

At December 31, 2007, the Company had available net operating loss carryforwards of approximately $44.4 million of which $4.1 million related to stock option deductions. Net operating loss carryforwards of $271,740, $237,111, and $0 expired during 2007, 2006, and 2005, respectively. The remaining net operating loss carryforwards will begin expiring in 2008 and may be used to offset future federal taxable income through the year ending December 31, 2027. The use of net operating losses may be limited in any given year under Internal Revenue Code Section 382 upon the occurrence of certain events, including significant changes in ownership interests which may have occurred, or which may occur in future years.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Statements of Financial Accounting Standards Statement No. 5, Accounting for Contingencies. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements. There were no significant unrecognized tax benefits as of January 1, or December 31, 2007. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the year ended December 31, 2007. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as a general and administrative expense when incurred.

Tax years that remain open for examination include 2005, 2006, and 2007. In addition, tax years from 1992 to 2003 may be subject to examination in the event that the Company utilizes the net operating losses from those years in its current or future tax returns.

Note 11—Technical Rights, Patent License and Royalty Agreements

The Company has agreements with Temple University (“Temple”) providing the Company with exclusive worldwide rights for certain patents related to its Controlled Delivery Technology (CDT®), with the right to sublicense. On July 11, 2006, the Company completed an amendment to the license agreement with Temple, dated September 6, 2000, relating to the Company’s rights to U.S. Patent No. 6,090,411 (“salt patent”). The amendment provides for a reduction in the amount of the royalty for sales of prescription drugs covered by the license as well as a reduction in the annual license maintenance fee payable to Temple University. Under the terms of Temple University’s development policy, the inventors of the patent receive 50% of the royalty payments received by the University. In connection with the amendment to the license agreement, the Company paid $400,000 in cash to the inventors of the patent, including $200,000 to Dr. Reza Fassihi, a member of the Company’s board of directors, and the inventors agreed to waive their rights to payment of future royalties received by Temple University based on sales of prescription drugs as well as the portion of the annual license maintenance fee attributable to prescription drugs. These transactions were recorded as research and development expense. Under the terms of the amended agreements with Temple, the Company is required to make minimum annual royalty payments of $48,750.

On March 25, 2002, the Company entered into an exclusive patent license agreement with Archer Daniels Midland Company (ADM). Under the terms of the agreement, the Company granted ADM a license to manufacture, use, and sell certain nutraceutical products covered by certain patents owned or licensed by the Company. The Company amended its license agreement with ADM in August 2006 which resulted in the Company’s payment to ADM of $200,000, and accrual of $250,000 associated with its obligation to pay ADM an additional $250,000. The second $250,000 payment was paid and expensed in the third quarter of 2006 and paid in the third quarter of 2007. These transactions were recorded as research and development expense.

In August 2005, the Company entered into an amendment to the license agreement it originally granted to Nutraceutix. The amendment limited the rights previously granted to Nutraceutix to manufacture and sell certain extended release dietary supplement products to certain designated customers of Nutraceutix, eliminated the right to use the Company’s trademarks, resolved certain disputes, and eliminated the remaining minimum payments due under the original agreement. Commencing July 1, 2005, the Company began receiving royalty payments on such sales at a reduced rate and such payments are recognized as royalty revenue as they become due. During the years ended December 31, 2007, 2006, and 2005, the Company recorded revenue in the amount of $163,668, $165,873, and $94,630, respectively under this agreement. Subject to the rights of Nutraceutix to continue sales of certain inventories for up to one year, the license terminated on December 31, 2007.

On October 20, 2005, the Company entered into a Manufacture, License and Distribution Agreement with Perrigo Company of South Carolina, Inc. (“Perrigo”). Under the agreement, the Company granted a license to its CDT technology to Perrigo for the manufacture, marketing, distribution, sale, and use of specific dietary supplement products in the United States. In addition, Perrigo may request that the Company develop additional dietary supplement products that use this technology to be added to the agreement. The Company receives royalties based on a percentage of Perrigo’s net profits derived from the sales of licensed products under the agreement. During the years ended December 31, 2007, 2006, and 2005, the Company recorded royalty revenues earned under this agreement of $975,344, $651,202, and $0, respectively.

In December 2005, the Company entered a licensing agreement with Wyeth Consumer Healthcare, a division of Wyeth (“Wyeth”), granting exclusive worldwide rights to use the Company’s CDT platform for the development, manufacture and commercialization of products containing ibuprofen. Wyeth paid the Company an initial upfront fee of $250,000 and agreed to pay additional amounts contingent upon the achievement of specified milestones during the product development period.  On March 14, 2007, the Company received a notice of termination from Wyeth that effective April 16, 2007. Since December 2005 through the termination of the agreement, the Company received more than $2.1 million in milestone and other payments from Wyeth.

During the three months ended March 31, 2007, the Company recognized research and development income of $500,000 related to a milestone payment from Wyeth and approximately $109,000 for reimbursement of research and development costs related to the agreement. The $250,000 upfront fee was previously recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, the Company recognized the approximately $173,000 remaining balance of previously deferred licensing fee income during the three months ended March 31, 2007.

As a result of the termination, the Company reacquired all rights to use its technology for products containing ibuprofen.

On September 5, 2006, the Company entered into a research collaboration with BioCryst Pharmaceuticals (“BioCryst”), to develop an oral formulation of peramivir, a promising antiviral compound using the Company’s CDT platform. Peramivir is a novel therapeutic being developed by BioCryst for treatment of seasonal and life threatening influenza with a focus on intravenous and intramuscular delivery. The goal of the collaboration is to develop a tablet or capsule formulation for the oral administration of peramivir that improves oral bioavailability.

On October 18, 2007, the Company entered into a collaboration and license agreement with Dr. Reddy’s Laboratories (“Dr. Reddy’s”) to pursue the development and commercialization of an undisclosed oral prescription drug product.  Under the terms of the agreement, Dr. Reddy’s will be responsible for the development, manufacturing, and marketing of the drug product. The Company will be responsible for the formulation and assist with the scale-up activities of the product.

Note 12—Future Commitments

The Company has certain material agreements with its manufacturing and testing vendors related to its ongoing clinical trial work associated with its drug delivery technology. Contract amounts are paid based on materials used and on a work performed basis. Generally, the Company has the right to terminate these agreements upon 30 days notice and would be responsible for services and materials and related costs incurred prior to termination. Certain leases as discussed in Note 8 related to leased office facilities have terms expiring through 2013.

Note 13—Retirement Plan

The Company has a defined contribution 401(k) retirement plan which covers all employees. The Company matches 25% of employee contributions, up to 8% of employee eligible compensation. The Company contributed $35,689, $17,977, and $12,987 to the Plan for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 14—Share-Based Compensation

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

Under the terms of the 2004 Plan, non-employee directors receive automatic annual grants of stock options at exercise prices equal to the market value of the Company’s common stock on the date of grant, which generally vest in equal monthly installments over one year and expire ten years from the date of grant.

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

The 2004 Plan initially authorized the issuance of up to 2,000,000 shares of common stock, plus 388,441 shares which were previously reserved for issuance under the 1995 Plan not subject to outstanding options. On June 8, 2006, the Company’s stockholders approved a 2,000,000 share increase in the maximum aggregate number of shares that may be issued under the 2004 Equity Incentive Plan. If any award under the 2004 Plan, or any award previously issued and outstanding under the 1995 Plan, expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares underlying the award will again become available for issuance under the 2004 Plan. As of December 31, 2007, the Company had 1,573,335 shares available for future grants under both Plans.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for the year ended December 31, 2006, was $2,366,785 greater than under the Company’s previous accounting method for share-based compensation while basic and diluted net loss per share for the year ended December 31, 2006, is ($0.06) greater than under the Company’s previous accounting method for share-based compensation. The adoption of SFAS 123(R) had no impact on the Company’s cash flow from operations and financing activities.

The following table sets forth the aggregate share-based compensation expense resulting from stock options issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the year ended December 31:

	December 31, 2007	December 31, 2006
Share-based compensation:
Marketing and selling	$130,972	$115,766
Research and development	610,895	614,731
General and administrative	932,586	1,636,288
Share-based compensation for employees	1,674,453	2,366,785
General and administrative, non-employee services	34,687	241,105
Marketing, non-employee services	—	42,600
Total share-based compensation expense	$1,709,140	$2,650,490

The share-based compensation expense for non-employee services reflects option grants to outside consultants. There are no future performance conditions associated with these grants and no consideration was received for the options.

SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, required companies that chose to continue to follow APB 25 to provide pro forma disclosure of the impact of accounting for share-

based compensation using the fair value method of SFAS 123. For purposes of these pro forma disclosures, the estimated fair value of the options was amortized on a straight-line basis over the related vesting periods.

The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the year ended December 31, 2005:

2005
Net loss, as reported	$(8,886,063)
Employee share-based compensation expense determined under fair-value based method	(2,510,471)
Employee share-based compensation expense included in reported net loss	75,500
Pro forma net loss	$(11,321,034)
As reported	$(0.26)
Pro forma	$(0.33)

The fair value of share-based awards is estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2007, 2006, and 2005. When estimating forfeitures, the Company considers the potential for voluntary and involuntary terminations.

	Black-Scholes Model Assumptions December 31,
	2007	2006	2005
Expected volatility	56% – 64%	57% – 63%	63% – 73%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.23% – 5.26%	4.3% – 5.0%	4.0% – 4.6%
Expected life	6 – 10 years	6 – 10 years	10 years

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

A summary of the Company’s stock option plan activity for the year ended December 31, 2007 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,240,665	$3.64
Granted	734,167	$2.10
Exercised	(120,333)	$1.15
Forfeited	(227,096)	$4.50

Outstanding at December 31, 2007	3,627,403	$3.36	6.97	$310,296

Outstanding vested or expected to vest options at December 31, 2007	3,557,649	$3.35	7.26	$328,577
Options exercisable at December 31, 2007	2,743,862	$3.49	6.22	$258,046

Cash received from options exercised was $137,986, $452,889, and $508,585 for the years ended December 31, 2007, 2006, and 2005, respectively. No actual tax benefit was realized for tax deductions from option exercise of the share-based payment arrangements because the Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of realization of such assets. The Company has a policy of issuing new shares to satisfy share option exercises.

The weighted-average grant date fair value of equity options granted during the years ended December 31, 2007, 2006, and 2005, was $1.35, $3.73, and $3.45, respectively. The total intrinsic value of options exercised for the years ended December 31, 2007, 2006, and 2005, was $223,103, $1,685,739, and $2,288,482, respectively. The total fair value of shares vested during the years ended December 31, 2007, and 2006, was $2,160,764, and $2,369,348, respectively.

As of December 31, 2007, there was $1,552,156 total unrecognized non-cash compensation cost related to non-vested options granted under the 1995 Plan and 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.77 years.

In January 2007, the Company issued non-transferable and immediately vested stock options to purchase 25,000 shares of the Company’s stock to Dr. Jeffrey Reich in connection with services to facilitate the Company’s alliance with BioCryst. Dr. Reich joined the Company’s board of directors in October 2007. The compensation was for services rendered prior to the date of the award and no further services were required to be rendered and no performance condition was required to be met before the options became fully exercisable. The options, which have a ten-year term, were issued under the 2004 Equity Plan and can only be settled through exercise and issuance of the Company’s common shares. They have been classified as equity and accounted for in accordance with EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF 00-18, Accounting for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The fair value of the options at the date of grant, of $2.55 per share, was determined using the Black-Scholes model with the following assumptions: stock volatility—57%; expected dividend yield—0%; expected term—10.0 years; risk-free interest rate—5.0%. Expected stock volatility was based on historical realized volatility. The expected term was the contractual term of the award. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for issues with a term that approximates the expected life used as the assumption in the model. The total related consulting expense of $63,000 was recognized in the first quarter 2007 as marketing expense.

In November 2005, the Company entered into an advisory services agreement with Michael N. Taglich, a member of its board of directors, relating to services provided by Mr. Taglich as a consultant. The agreement terminated on November 5, 2007. Under the terms of the agreement, the Company granted to Mr. Taglich a non-transferable option to purchase 100,000 shares of the Company’s common stock at an exercise price of $4.61. The option, which vested in equal monthly increments over the two-year period of the service agreement beginning in 2005, had a ten-year term and was subject to EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As of December 31, 2006, 50,000 shares were fully vested. Expected stock volatility was based on historical realized volatility. The expected term was the remaining contractual term of the award. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the measurement date for issues with a term that approximates the remaining expected life used as the assumption in the model. The fair value of the option was re-measured at each financial reporting period date until November 5, 2007, based on the agreement’s vesting schedule. The related consulting expense was recognized over the two year vesting period using the graded vesting method. The Company recognized a reduction in the expense of $29,156 in 2007 due to a decrease in the Company’s stock price, and expense of $241,104 and $90,000 for the years ended December 31, 2006, and 2005, respectively, for these options. At the time the agreement concluded, a total of 50,000 options had vested under the agreement.

	November 5,	December 31,
	2007	2006	2005
Weighted-Average Fair Value Warrants	$1.16	$3.22	$3.87
Black-Scholes Assumption:
Dividend Rate	—	—	—
Average Risk-Free Interest Rate	4.12%	4.71%	3.90%
Average Volatility	63%	59%	63%
Remaining Contractual Life in Years	8.0	8.8	9.8

Note 15—Financing Events

Registered Direct Offering

On December 4, 2007, we raised approximately $4.2 million in gross proceeds through a registered direct offering of 2,781,100 shares of our common stock at a purchase price of $1.50 per share. Purchasers of the Company’s stock also received warrants to purchase 1,390,550 shares of common stock at an exercise price of $2.10 per share, exercisable for five years. Net proceeds of the offering were approximately $3.6 million after placement agent fees of $250,300 and other direct and incremental offering costs of approximately $283,000. ThinkEquity Partners LLC acted as placement agent for the offering. Taglich Brothers, Inc. provided financial advisory services and was paid a fee of $112,509, which was deducted from the fee paid to the placement agent. Michael N. Taglich, a member of the Company’s board of directors, is the president and a principal shareholder of Taglich Brothers.  In connection with the offering, the Company also issued warrants to purchase 1,390,550 shares of its common stock at $2.10 per share, exercisable for five years, and valued at $918,457 using the Black-Scholes option-pricing model. Under the terms of the warrant agreement, in the event that another offering is completed within a period of twelve months, the exercise price of the warrant will be adjusted to be equal to the price at which the common stock is sold in the new offering. The Black-Scholes valuation was based on the following assumptions: volatility of 64%; term of five years; risk-free interest rate of 3.28%; and 0% dividend yield.

On April 21, 2006, the Company completed an offering of 2,370,100 shares of its common stock at $5.00 per share for gross proceeds of $11.9 million. Net proceeds of the offering were approximately $10.9 million after placement agent fees of approximately $711,000 and other direct and incremental offering costs. Taglich Brothers, Inc. and Roth Capital Partners, LLC acted as placement agents for the offering. In connection with the offering, the Company also issued warrants to purchase 11,000 shares of its common stock at $7.50 per share to the placement agents, exercisable for five years, and valued at $29,483 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 62%; term of five years; risk-free interest rate of 4.92%; and, 0% dividend yield. Taglich Brothers, Inc. acted as one of the placement agents in the offering and received placement agent fees of $511,030 and warrants to purchase 5,500 shares of common stock.

Private Placements

On February 8, 2005, the Company raised $15.0 million in gross proceeds through a private placement of 3,750,000 shares of its common stock for $4.00 per share to accredited investors. The sale of these shares resulted in net proceeds to the Company of approximately $14.1 million. The Company filed a registration statement with the Securities and Exchange Commission as required under a registration rights agreement registering the resale of shares issued in the private placement (including shares of common stock issuable upon exercise of warrants issued to the placement agent), which was declared effective on April 15, 2005. If the registration statement does not remain effective for a specified period of time as defined in the registration rights agreement, until all shares tradable under the registration statement are sold, or until the shares are freely tradable without volume restriction absent the registration statement, the Company is subject to cash liquidated damages equal to the aggregate purchase price of such purchaser’s remaining shares multiplied by 2.0% for every thirty days that the registration statement is unavailable for sales. As of December 31, 2006, and 2005, a total of 2,381,900 and 2,436,500 common shares, respectively, which remained subject to potential liquidated damages were classified as temporary equity. Therefore, the Company reclassified these shares to permanent equity. As of February 2007, these shares were no longer subject to liquidated damages because they were eligible for resale under applicable securities law.

Taglich Brothers, Inc. acted as the placement agent for the financing transaction completed in February 2005 and received a cash fee of $750,000 and warrants, valued at $194,899 using the Black-Scholes option-pricing model, to purchase up to 75,000 shares of the Company’s common stock at an exercise price of $5.00 per share exercisable for five years. The Black-Scholes valuation was based on the following assumptions: volatility of 67%; term of 5 years; risk-free interest rate of 3.72%; and, 0% dividend yield. The warrants issued to the placement agent were not subject to liquidated damages and were therefore accounted for as equity instruments.

On February 24, 2004, the Company raised $10.4 million in gross proceeds through a private placement of 3,206,538 shares of its common stock for $3.25 per share to accredited investors. The sale of these shares resulted in net proceeds to the Company of approximately $9.5 million. The purchasers also received five year warrants to purchase 801,636 shares of common stock at an exercise price of $4.75 per share. The Company filed a registration statement with the Securities and Exchange Commission registering the resale of shares issued in the private placement and the shares of common stock issuable upon exercise of the warrants issued in the financing (including shares of common stock issuable upon exercise of warrants issued to the placement agent), which was declared effective as of April 14, 2004. At December 31, 2005, a total of $9,147,484 associated with 2,436,500 common shares continued to be subject to potential liquidated damages and have been classified as temporary equity. As of December 31, 2006, the $8,942,511 relating to such shares was transferred to permanent equity as the maximum amount of potential liquidated damages was less than 10% of the aggregate purchase price and reflected a reasonable estimate of the difference in fair value between registered and unregistered shares. As of February 2007, these shares were no longer subject to liquidated damages because they were eligible for resale under applicable security law.

The warrants issued to investors in this transaction were also issued pursuant to the registration rights agreement and were subject to liquidated damage provisions. The Company considers the warrants to be derivative financial instruments and has classified the warrants as a liability at fair value in the balance sheet. On January 13, 2006, and December 28, 2004, 25,000 and 76,923, respectively, of the 801,636 warrants were exercised. As a result, the exercised warrants were marked-to-market as of the exercise dates in 2006 and 2004 and the estimated fair value of $85,201 and $228,951, respectively, was reclassified from liability to additional paid in capital. There were 699,713 warrants classified as a liability at December 31, 2006 prior to the reclassification. Information regarding the valuation of the warrants is as follows:

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

Rodman and Renshaw acted as the lead placement agent for this transaction and Taglich Brothers, Inc. assisted in the financing. The placement agents received a cash fee of $729,487 and warrants to purchase 224,458 shares, of which Taglich Brothers, Inc. received $174,965 and warrants to purchase 53,846 shares. Michael N. Taglich and Robert Schroeder, directors of the Company at the time of the financing, are affiliates of Taglich Brothers, Inc. In addition, Mr. Taglich purchased 49,631 shares of common stock and warrants to purchase 12,408 shares of common stock as part of the private placement. The total fair value of the 1,046,773 warrants issued in the financing was $1,994,271 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 68%; term of 5 years; risk-free interest rate of 3.01%; and, 0% dividend yield. The warrants issued to the placement agent are not subject to liquidated damages and are therefore accounted for as equity instruments.

The Company also issued (i) 32,000 shares of its common stock and a warrant to purchase 15,000 shares to an unaffiliated third party as a finder’s fee, and (ii) 23,077 shares of its common stock and warrants to purchase 5,679 shares in partial payment of an advisory fee in connection with the sale of the probiotics division.

Shelf Registration

On October 27, 2005, the Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC), pursuant to which it may sell, from time to time, up to $40 million in common stock and/or common stock purchase warrants. The registration statement was declared effective by the SEC in November 2005 and expires in November 2008. The specific terms of any future offering would be established at the time of the offering. As of December 31, 2007, approximately $21.1 million remains available.

Note 16—Warrants

During the year ended December 31, 2007, a total of 85,000 warrants were exercised, including 43,194 warrants that were surrendered to satisfy the exercise price. As a result, 41,806 shares of common stock were issued during the year ended December 31, 2007. The weighted average exercise price for the year ended December 31, 2007, was $0.81. The Company had the following warrants to purchase common stock outstanding at December 31, 2007:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
April 7, 2003	50,000	1.00	5 years	50,000	April 7, 2008
June 25, 2003	476,191	1.16	5 years	452,943	June 25, 2008
February 24, 2004	1,046,773	4.75	5 years	944,849	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011
December 4, 2007	1,390,550	2.10	5 years	1,390,550	December 3, 2012
Grand Total	3,799,514			3,674,342

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Note 17—Major Customers and Concentration of Credit Risk

In 2007, two customers accounted for 49% and 40% of total revenue. In 2006, the Company received royalty income for sales of products related to the CDT technology from two customers, which accounted for 62% and 29% of net revenues.

The Company maintains its cash balances in one financial institution, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Note 18—Related Party Transactions

The Company’s CDT platform is currently based on five patented drug delivery technologies and includes intellectual property from two U.S. patents licensed exclusively to the Company by Temple University and two U.S. patents assigned to the Company by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. Dr. Fassihi currently serves on the Company’s board of directors. Dr. Fassihi is also one of the inventors of the two patents licensed to the Company by Temple University.

The Company entered into two license agreements with Temple University pursuant to which the Company obtained exclusive worldwide rights to two patents issued to Temple University which listed Dr. Fassihi as one of the inventors. Under the terms of Temple University’s development policy, the inventors receive 50% of the royalty payments received by the University. On July 11, 2006, the Company amended the license agreement with Temple University relating to the salt patent. The amendment provides for a reduction in the amount of the royalty for sales of prescription drugs covered by the license as well as a reduction in the annual license maintenance fee payable to Temple University.  In connection with the amendment to the license agreement, the Company paid $400,000 in cash to the inventors of the patent, including $200,000 to Dr. Fassihi, and the inventors agreed to waive their rights to payment of royalties received by Temple University based on sales of prescription drugs as well as the portion of the annual license maintenance fee attributable to prescription drugs.  As a result of these arrangements, the Company estimates that Dr. Fassihi received approximately $15,000 of the fees paid to Temple for the dual polymer patent during 2007.

Dr. Fassihi also assigned the Company all of his right, title and interest in and to the technology known as “oral extended release dosage form based on the principle of controlled hydration” on May 24, 2001. Dr. Fassihi assigned all of his right, title and interest in the technology known as “multiple compressed asymmetric composite delivery system for release-rate modulation of bioactives” to us on August 1, 2002. Dr. Fassihi received $50,000 in connection with execution of this assignment agreement and filing of the patent and the Company agreed to pay an additional fee upon issuance of the first patent.  The Company is obligated to pay Dr. Fassihi a share of upfront payments from customers and royalties based on product sales with respect to the intellectual property assigned to us under each agreement.

In addition, the Company has a consulting agreement with Dr. Fassihi. This agreement was amended effective December 31, 2006, to provide for the continuance of Dr. Fassihi’s consulting services. The agreement may be terminated by either party on 30 days’ notice. In the years ended December 31, 2007, 2006, and 2005, Dr. Fassihi was paid $48,000 each year for consulting services. In addition, in 2006 Dr. Fassihi received a $200,000 payment associated with the amendment to the Temple University agreement (see Note 11).

Note 19 — Change in Accounting for Fair Value of Warrants to Purchase Common Stock

In December 2006, the Financial Accounting Standards Board, (“FASB”) issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 requires an issuer of financial instruments, such as debt, convertible debt, equity shares or warrants, to account for a contingent obligation to transfer consideration under a registration payment arrangement in accordance with FASB Statement 5, “Accounting for Contingencies,” and FASB Interpretation 14, “Reasonable Estimation of the Amount of a Loss.” FSP EITF 00-19-2 applies to registration payment arrangements regardless of whether they are issued as a separate agreement (such as a registration rights agreement or shareholders’ rights agreement) or are included as a provision of either the financial instruments or some other agreement. FSP EITF 00-19-2 also applies to an arrangement in which the issuer endeavors to obtain or maintain listing on a stock exchange. The Company adopted FSP EITF 00-19-2 effective January 1, 2007.

The Company has previously classified warrants issued as a part of its February 24, 2004, private placement as a liability because the Company granted registration rights which included the payment of liquidated damages under certain circumstances including in the event that the SEC registration statement registering the resale of shares of common stock issuable upon exercise of the warrants does not remain effective. The Company generally uses its best efforts and all commercially reasonable efforts to maintain “effective” registration statements. Accordingly, Company management believes that as of both the date of inception and the date of adopting this FSP, its obligation to transfer consideration under its registration payments arrangements is not probable. Further, the Company had determined that without regard to the registration payment arrangement, all warrants issued would have been classified as equity instruments in accordance with other applicable generally accepted accounting principles for all periods.

Prior to the adoption of this FSP, the Company accounted for the warrants and the registration payment arrangement as one instrument and classified the entire arrangement as a liability. Based on the guidance of the FSP, the Company reclassified the fair value of the warrant liability to stockholders’ equity on January 1, 2007. The reclassified amount of $1,171,045 was based on the fair value of the warrant liability at December 31, 2006. The fair value of the entire arrangement at inception was $1,527,245. The difference between the December 31, 2006, fair value of warrant liability and the fair value of the warrant liability at its inception was $356,200; however, $194,180 was previously reclassified to accumulated deficit when the warrants were exercised. The remaining $162,022 was presented as a cumulative effect adjustment to the opening balance of accumulated deficit.

The adoption of FSP EITF 00-19-02 had no effect on the Company’s net loss. The following table presents the effect of the adoption of FSP EITF 00-19-02 on accumulated deficit:

Accumulated deficit at December 31, 2006 – as previously reported	$(47,053,678)
Change in accounting principle	(162,022)
Beginning accumulated deficit – adjusted January 1, 2007	(47,215,700)
Add: Net loss for the twelve months ended December 31, 2007	(10,618,938)
Ending accumulated deficit at December 31, 2007	$(57,834,638)

Note 20—Quarterly Results (Unaudited)

The table below shows the quarterly results of operations for 2007 and 2006:

	Quarterly Results of Operations (Unaudited)
For Year 2007	March 31	June 30	September 30	December 31
Net revenues	$1,119,919	$422,056	$207,474	$222,334
Gross profit	1,119,919	422,056	207,474	222,334
Operating expenses	3,222,254	2,715,117	3,452,549	3,870,027
Operating loss	(2,102,335)	(2,293,061)	(3,245,075)	(3,647,693)
Other income (expense)
Interest expense	(161)	(5,615)	(5,191)	(4,757)
Interest income	204,976	185,345	160,080	131,609
Other	2,941	—	—	—
	207,756	179,730	154,889	126,852
Net loss	$(1,894,579)	$(2,113,331)	$(3,090,186)	$(3,520,841)
Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.08)	$(0.09)

	Quarterly Results of Operations (Unaudited)
For Year 2006	March 31	June 30	September 30	December 31
Net revenues	$92,846	$279,179	$1,069,897	$836,527
Gross profit	92,846	279,179	1,069,897	836,527
Operating expenses	3,307,468	3,327,523	4,419,629	3,689,244
Operating loss	(3,214,622)	(3,048,344)	(3,349,732)	(2,852,717)
Other income (expense)
Interest expense	(159)	—	(11)	—
Interest income	131,245	233,510	249,082	229,590
Unrealized gain/(loss) on fair value of warrants	(4,166)	639,409	(429,303)	768,271
Other	—	(93,519)	—	(1,764)
	126,920	779,400	(180,232)	996,097
Net loss	$(3,087,702)	$(2,268,944)	$(3,529,964)	$(1,856,620)
Net loss per share, basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(0.05)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 Exchange Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in its report which appears in Item 8 herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item regarding our directors, executive officers and corporate governance is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders. The information required by this item regarding executive officers is set forth in Item 1 of this annual report under the caption “Executive Officers.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement for our 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are filed herewith:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Certificate of Incorporation as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2	Certificate of designation of Series A Junior Participating Preferred Stock	X

4.3	Bylaws, as amended		10-QSB	3	001-31982	5/17/2004

4.4	Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.	X

4.5	Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

4.6	Form of Warrant dated as of December 4, 2007		8-K	4.1	001-31982	11/30/2007

10.1	Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.2	Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.3	Warrant Agreement dated September 30, 2002	X

10.4	1995 Stock Option Plan, together with amendment No. 1 thereto*		10-K	10.6	001-319822	3/13/2007

10.5	Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.6	Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.7	Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.8	Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

10.9†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.10†	License Agreement dated September 6, 2000, between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.11†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.12	Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.13†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company		S-2	10.16	333-107906	8/13/2003

10.14†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.15†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.16	Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.17	License, Manufacture, and Distribution Agreement by and between the Company and Nutraceutix, Inc., dated December 31, 2003		8-K	2.2	000-24693	1/23/2003

10.18	Building Lease—3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003		S-2	10.25	333-107906	8/13/2003

10.19	Employment Agreement dated July 2, 2003, between Stephen Turner and the Company*		S-2	10.27	333-107906	8/13/2003

10.20	2004 Equity Incentive Plan*		10-QSB	10	001-31982	8/13/2004

10.21	Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

10.22	Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.23	Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

10.24†	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004, between Dr. Reza Fassihi and the Company.		10-QSB	10.1	001-31982	11/12/2004

10.25	Employment Agreement dated November 12, 2004, between Daniel O. Wilds and the Company*		8-K	10.1	001-31982	11/18/2004

10.26	Employment Agreement dated January 10, 2005, between Alan M. Mitchel and the Company*		8-K	10.1	001-31982	1/11/2005

10.27†	Manufacture, License and Distribution Agreement dated October 20, 2005, between the Company and Perrigo Company of South Carolina		10-K	10.33	001-31982	3/23/2006

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.28	Settlement Agreement and First Amendment to the License Manufacture and Distribution Agreement, dated as of August 3, 2005, between the Company and Nutraceutix, Inc.		8-K	10.1	001-31982	8/5/2005

10.29	First Amendment to Lease, effective as of October 12, 2005		10-K	10.35	001-31982	3/23/2006

10.30	Employment Agreement dated as of December 15, 2005 between the Company and Richard M. Levy*		8-K	99.1	001-31982	12/20/2005

10.31††	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University		10-Q	10.1	001-31982	11/7/2006

10.32	Amended and Restated Exclusive License Agreement made as of August 10, 2006, by and between Archer-Daniels-Midland Company and the Company		10-Q	10.2	001-31982	11/7/2006

10.33††	Amendment to License Agreement dated as of August 10, 2006, between Temple University and the Company		10-Q	10.4	001-31982	11/7/2006

10.34	Amendment to Consulting Agreement effective as of December 31, 2006, between Dr. Reza Fassihi and the Company*		10-K	10.42	001-319822	3/13/2007

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR PHARMA, INC.

By:	/s/ DANIEL O. WILDS
Daniel O. Wilds Chief Executive Officer and President (Principal Executive Officer)

Date: March 10, 2008

Signature	Title	Date

/s/ DANIEL O. WILDS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008
Daniel O. Wilds

/s/ RICHARD M. LEVY	Chief Financial Officer and Vice President—Finance (Principal Financial and Accounting Officer)	March 10 , 2008
Richard M. Levy

/s/ RANDALL L-W. CAUDILL	Director	March 10, 2008
Randall L-W. Caudill

/s/ REZA FASSIHI	Director	March 10, 2008
Reza Fassihi

/s/ HERBERT L. LUCAS, JR.	Director	March 10, 2008
Herbert L. Lucas, Jr.

/s/ BRUCE S. MORRA	Director	March 10, 2008
Bruce S. Morra

/s/ JEFFREY B. REICH	Director	March 10, 2008
Jeffrey B. Reich

/s/ MICHAEL N. TAGLICH	Chairman of the Board	March 10, 2008
Michael N. Taglich

/s/ WAYNE L. PINES	Director	March 10, 2008
Wayne L. Pines

/s/ GREGORY L. WEAVER	Director	March 10, 2008
Gregory L. Weaver

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1	Certificate of Incorporation as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2	Certificate of designation of Series A Junior Participating Preferred Stock	X

4.3	Bylaws, as amended		10-QSB	3	001-31982	5/17/2004

4.4	Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.	X

4.5	Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

4.6	Form of Warrant dated as of December 4, 2007		8-K	4.1	001-31982	11/30/2007

10.1	Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.2	Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.3	Warrant Agreement dated September 30, 2002	X

10.4	1995 Stock Option Plan, together with amendment No. 1 thereto*		10-K	10.6	001-319822	3/13/2007

10.5	Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.6	Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.7	Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.8	Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

10.9†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.10†	License Agreement dated September 6, 2000, between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.11†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.12	Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.13†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company		S-2	10.16	333-107906	8/13/2003

10.14†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.15†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.16	Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.17	License, Manufacture, and Distribution Agreement by and between the Company and Nutraceutix, Inc., dated December 31, 2003		8-K	2.2	000-24693	1/23/2003

10.18	Building Lease—3625 132nd Avenue SE, Bellevue, WA, dated April 15, 2003		S-2	10.25	333-107906	8/13/2003

10.19	Employment Agreement dated July 2, 2003, between Stephen Turner and the Company*		S-2	10.27	333-107906	8/13/2003

10.20	2004 Equity Incentive Plan*		10-QSB	10	001-31982	8/13/2004

10.21	Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

10.22	Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.23	Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

10.24†	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004, between Dr. Reza Fassihi and the Company.		10-QSB	10.1	001-31982	11/12/2004

10.25	Employment Agreement dated November 12, 2004, between Daniel O. Wilds and the Company*		8-K	10.1	001-31982	11/18/2004

10.26	Employment Agreement dated January 10, 2005, between Alan M. Mitchel and the Company*		8-K	10.1	001-31982	1/11/2005

10.27†	Manufacture, License and Distribution Agreement dated October 20, 2005, between the Company and Perrigo Company of South Carolina		10-K	10.33	001-31982	3/23/2006

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.28	Settlement Agreement and First Amendment to the License Manufacture and Distribution Agreement, dated as of August 3, 2005, between the Company and Nutraceutix, Inc.		8-K	10.1	001-31982	8/5/2005

10.29	First Amendment to Lease, effective as of October 12, 2005		10-K	10.35	001-31982	3/23/2006

10.30	Employment Agreement dated as of December 15, 2005 between the Company and Richard M. Levy*		8-K	99.1	001-31982	12/20/2005

10.31††	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University		10-Q	10.1	001-31982	11/7/2006

10.32	Amended and Restated Exclusive License Agreement made as of August 10, 2006, by and between Archer-Daniels-Midland Company and the Company		10-Q	10.2	001-31982	11/7/2006

10.33††	Amendment to License Agreement dated as of August 10, 2006, between Temple University and the Company		10-Q	10.4	001-31982	11/7/2006

10.34	Amendment to Consulting Agreement effective as of December 31, 2006, between Dr. Reza Fassihi and the Company*		10-K	10.42	001-319822	3/13/2007

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement.