Form 10-Q
period 2008-03-31
SCOLR Pharma, Inc.
filed 2008-05-02
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number: 001-31982
_____________

SCOLR Pharma, Inc.
(Exact name of registrant as specified in its charter)
_____________

Delaware	91-1689591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 132nd Avenue S.E., Suite 400, Bellevue, Washington 98006
(Address of principal executive offices)

425-373-0171
(Registrant’s telephone number, including area code)
_____________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of May 1, 2008
Common Stock, par value $0.001	41,128,359

SCOLR Pharma, Inc.
FORM 10-Q

For the Three Months Ended March 31, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$9,459,276	$11,825,371
Accounts receivable	264,038	225,900
Interest and other receivables	185	16
Prepaid expenses	382,008	423,213
Total current assets	10,105,507	12,474,500

Property and Equipment — net of accumulated depreciation of $1,048,943 and $964,738, respectively	664,726	748,931
Intangible assets — net of accumulated amortization of $404,668 and $385,452, respectively	507,051	464,023
	$11,277,284	$13,687,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$214,300	$757,420
Accrued liabilities	348,437	586,849
Current portion of term loan	81,930	80,047
Total current liabilities	644,667	1,424,316

Long-term portion of term loan	89,917	111,119
Total liabilities	734,584	1,535,435

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 41,128,359 and 40,991,385 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	41,128	40,991
Additional paid-in capital	70,327,838	69,945,666
Accumulated deficit	(59,826,266)	(57,834,638)
Total stockholders’ equity	10,542,700	12,152,019
	$11,277,284	$13,687,454

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues
Licensing fees	$—	$173,077
Royalty	265,555	325,620
Research and development	—	621,222
Total revenues	265,555	1,119,919

Operating expenses
Marketing and selling	237,693	249,882
Research and development	883,212	1,795,874
General and administrative	1,232,284	1,176,498
Total operating expenses	2,353,189	3,222,254
Loss from operations	(2,087,634)	(2,102,335)

Other income (expense)
Interest income	100,319	204,976
Interest expense	(4,313)	(161)
Other	—	2,941
	96,006	207,756
Net Loss	$(1,991,628)	$(1,894,579)
Net loss per share, basic and diluted	$(0.05)	$(0.05)
Shares used in computing basic and diluted net loss per share	41,025,450	38,084,501

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,991,628)	$(1,894,579)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	104,863	92,262
Write-off of intangible assets	19,043	6,571
Loss on the disposal of equipment	—	5,700
Share-based compensation for non-employee services	—	25,742
Share-based compensation for employee services	342,222	404,655
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts and other receivables	(38,307)	414,034
Prepaid expenses and other current assets	41,205	(16,545)
Accounts payable and accrued expenses	(781,532)	426,042
Deferred revenue	—	(185,577)
Net cash used in operating activities	(2,304,134)	(721,695)

Cash flows from investing activities:
Purchase of equipment and furniture	—	(282,496)
Patent and technology rights payments	(82,729)	(110,783)
Purchase of short-term investments	—	(438,111)
Maturities and sales of short-term investments	—	985,939
Net cash (used) provided by investing activities	(82,729)	154,549
Cash flows from financing activities:
Proceeds from term loan	—	246,500
Payments on term loan	(19,319)	—
Proceeds from exercise of common stock options and warrants	40,087	61,969
Net cash provided by financing activities	20,768	308,469
Net (decrease) in cash	(2,366,095)	(258,677)
Cash at beginning of period	11,825,371	15,217,946
Cash at end of period	$9,459,276	$14,959,269
Cash paid during the period for interest	$3,897	$—
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$—	$(56)
Reclassification of fair value of warrant liability to equity	$—	$1,171,045

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2007, has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2007.

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

Note 2 — New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operation or cash flows.

Note 3 – Accounts Receivable

At March 31, 2008, accounts receivable consisted of royalty receivables from CDT-based product sales.

Note 4 — Liquidity

The Company incurred a net loss of approximately $2.0 million for the three months ended March 31, 2008, and used cash from operations of approximately $2.3 million. Cash flows of $82,729 used by investing activities during the three months ended March 31, 2008, primarily represented patent and trademark related expenditures. Cash flow provided by financing activities of $20,768 for the three months ended March 31, 2008, primarily reflected net proceeds from the exercise of stock options and warrants during the quarter.

The Company had approximately $9.5 million in cash, and cash equivalents at March 31, 2008. The Company has a history of recurring losses and expects such net losses to continue as the Company proceeds with clinical trials and preclinical development for multiple product candidates and applies for regulatory approvals of product candidates. The financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

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

In addition to the registered direct offering completed on December 4, 2007, and April 21, 2006, for approximately $4.2 million and $11.9 million respectively, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of March 31, 2008, approximately $21.1 million remained available for issuance under this shelf registration statement which expires in November 2008.  Additional funds may not be available on favorable terms or at all. If adequate funds are not available, the Company may curtail operations significantly including the delay, modification or cancellation of research and development projects.

Note 5 — Income Taxes

The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of December 31, 2007, or March 31, 2008. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 6 — Share-Based Compensation

During the three-month period ended March 31, 2008, the Company granted 86,500 shares of service-based, restricted stock awards.  The fair value of these awards was $1.29 per share based on the fair market value at the grant date.  The restrictions on the grants lapse at the end of the required three year service period. Stock compensation expense of $4,818 was included in the Company’s results for the three months ended March 31, 2008.

Note 7 — Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share represents loss available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential common stock, except when the effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 41,025,450 for the three months ended March 31, 2008, and 38,084,501 for the three months ended March 31, 2007.

At March 31, 2008, and 2007, the weighted average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include restricted stock awards if the measurement has not been met. The following potential common shares were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Common shares from:	2008	2007
Assumed exercise of stock options	3,554,321	3,188,665
Assumed conversion of warrants	3,624,342	2,368,792
Assumed vesting of restricted stock	86,500	—
Total	7,265,163	5,557,457

Note 8 — Future Commitments

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

Note 9 — Warrants

During the three months ended March 31, 2008, 50,000 warrants with an exercise price of $1.00 were exercised. There were no new warrants issued during the quarter. The Company had the following warrants to purchase common stock outstanding at March 31, 2008:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
June 25, 2003	476,191	1.16	5 years	452,943	June 25, 2008
February 24, 2004	1,046,773	4.75	5 years	944,849	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011
December 4, 2007	1,390,550	2.10	5 years	1,390,550	December 3, 2012
Grand Total	3,749,514			3,624,342

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Note 10 – Subsequent Event

On April 30, 2008, the Company executed an agreement to terminate the existing lease for its corporate facility for consideration of $4.1 million. Under the terms of the agreement, $1.0 million was paid upon execution of the agreement and the remaining $3.1 million is due at the time the Company vacates the premises. The Agreement requires the Company to vacate the premises no later than October 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our 2007 annual report on Form 10-K.

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

Critical Accounting Policies and Estimates

Since December 31, 2007, none of our critical accounting policies, or our application thereof, as more fully described in our annual report on Form 10-K for the year ended December 31, 2007, has significantly changed. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operation or cash flows.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenues

Total revenues decreased 76%, or $854,364 to $265,555 for the three months ended March 31, 2008, compared to $1.1 million for the same period in 2007. This decrease is primarily due to the higher level of research and development fees and licensing revenues in 2007 relating to a license agreement that was terminated in 2007.

Royalty income increased 19%, or $43,221 to $265,555 in the three months ended March 31, 2008 compared to the fourth quarter of 2007. This increase reflects the positive trend in sales of our nutritional products from our alliance with Perrigo. Royalty income decreased 18%, or $60,065 to $265,555 for the first quarter of 2008, compared to $325,620 for the same period in 2007. Royalty payments from Perrigo are based on Perrigo’s net profits of CDT-based products which involve uncertainties and are difficult to predict. We expect these sales to increase during the remainder of 2008 as Perrigo expands sales at a large national retailer. Sales from our relationship with Nutraceutix remained substantially unchanged compared to the prior year. However, we expect these sales to decline as Nutraceutix sells through its inventory following termination of our license agreement as of December 31, 2007.

In the three months ended March 31, 2007, we received approximately $600,000 in research and development milestone payments, and we also recognized previously deferred licensing fee income of approximately $173,000 associated with our agreement with Wyeth. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and was being amortized over the development period until the contract was terminated in March 2007, at which time the remaining balance was recorded to income.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 5%, or $12,189 to $237,693 for the three months ended March 31, 2008, compared to $249,882 for the same period in 2007, primarily due to a reduction of $7,371 of non-cash, share-based compensation expense related to stock option grants. Additionally, advertising and tradeshow expense decreased $6,773 due a reduction in advertising, reduced participation in tradeshows, and commission expense decreased $4,363 due to lower royalty income. These expense decreases were offset by an increase in payroll related expenses due to annual increases.

Research and Development Expenses

Research and development expenses decreased 51%, or $912,662 to $883,212 for the three months ended March 31, 2008, compared to approximately $1.8 million for the same period in 2007. This decrease of $854,242 was primarily due to our previously reported decision to defer development activities on certain projects pending additional funding, as well as the delayed commencement of our third ibuprofen trial while we waited for guidance from the FDA regarding our special protocol assessment. In addition, non-cash, share-based compensation expense related to stock option grants decreased $94,955. These decreases were offset by increases of $22,995 in outside consulting expense related to regulatory efforts on our projects, $23,057 of depreciation and amortization expense, and $19,043 related to the write-off of long-term intangible assets. While we expect to proceed with additional clinical activities for extended-release ibuprofen during 2008, we expect our research and development expenditures to decline unless we obtain additional financing.

General and Administrative Expenses

General and administrative expenses increased 5%, or $55,786 to $1.2 million for the three months ended March 31, 2008, compared to $1.2 million for the same period in 2007, primarily due to increases in payroll related expenses and the non-cash, share-based compensation expense related to stock option grants.

Other Income (Expense), Net

Other income decreased 54%, or $111,750 to $96,006 for the three months ended March 31, 2008, compared to $207,756 for the same period in 2007. The decrease in interest income was a result of lower interest rates and lower cash balances.

Net Loss

Net loss increased 5%, or $97,049, to $2.0 million for the three months ended March 31, 2008, compared to $1.9 million for the same period in 2007. The increase was primarily due to reduced research and development contract revenues.

Liquidity and Capital Resources

As of March 31, 2008, we had $9.5 million of working capital compared to $14.7 million as of March 31, 2007. We had approximately $9.5 million in cash and cash equivalents as of March 31, 2008. On April 30, 2008 we agreed to a buyout of our corporate facility in exchange for a payment from the landlord of $4.1 million. Under the agreement, we received an upfront payment of $1.0 million and the remaining $3.1 million is due when we vacate the premises no later than October 31, 2008. With the additional funding provided from this transaction after payment of relocation costs, together with reductions in certain operating costs, we believe that our cash and cash equivalents will be sufficient to fund our operations at planned levels through the end of 2009.

Cash flows from operating activities—Net cash used in operating activities for the three months ended March 31, 2008, was approximately $2.3 million compared to $721,695 for the three months ended March 31, 2007. Expenditures for the three months ended March 31, 2008, decreased substantially and operating revenues decreased due to lower royalty income and the lack of research and development revenue.

Cash flows from investing activities—Cash flows used by investing activities of $82,729 primarily represent payments made for patent rights during the three months ended March 31, 2008. Cash flows provided by investing activities of $154,549 during the three months ended March 31, 2007, primarily represented the application of maturing short-term investments to fund operating activities, off-set by purchases of equipment.

Cash flows from financing activities— Cash flows provided by financing activities of $20,768 primarily represent the exercise of stock options and warrants offset by payments made on our term loan during the three months ended March 31, 2008. In the three months ended March 31, 2007, cash flows from financing activities primarily represented the proceeds from a term loan to purchase a piece of equipment to be used in our research and development activities. We received cash of $61,969 in the first quarter of 2007 from the exercise of outstanding stock options and warrants.

We expect our operating losses and negative cash flow to continue as the Company advances preclinical research, applies for regulatory approvals and development of its product candidates. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process.

We may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of March 31, 2008, approximately $21.1 million remains available for issuance under this shelf registration statement which expires in November 2008.  Additional funds may not be available on favorable terms or at all. If adequate funds are not available, we may curtail operations significantly including the delay, modification or cancellation of research and development projects. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since 2000, including net losses of $2.0 million through March 31, 2008, $10.6 million in 2007, $10.7 million in 2006, and $8.9 million in 2005. We have accumulated net losses of approximately $59.8 million from our inception through March 31, 2008, and we expect to continue to incur significant operating losses in the future.

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

We believe that our cash on hand, including our cash equivalents and the proceeds from the buyout of our corporate facility lease, will be sufficient to fund our drug delivery business at planned levels through early 2009. We will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

As of May 1, 2008, 41,128,359 shares of our common stock were outstanding, and there were 7,265,163 shares of our common stock issuable upon outstanding options, restricted stock, and warrants. In addition, approximately $21.1 million in shares of our common stock will remain available for issuance under a shelf registration statement declared effective by the SEC in November 2005. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

SCOLR Pharma, Inc.

Date: May 2, 2008	By:	/s/ Daniel O. Wilds
Daniel O. Wilds Chief Executive Officer and President (Principal Executive Officer)

Date: May 2, 2008	By:	/s/ Richard M. Levy
Richard M. Levy Chief Financial Officer and Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X