Form 10-Q
period 2008-06-30
SCOLR Pharma, Inc.
filed 2008-08-07
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to       .

Commission File Number: 001-31982
____________________

SCOLR Pharma, Inc.
(Exact name of registrant as specified in its charter)
____________________

Delaware	91-1689591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3625 132nd Avenue S.E., Suite 400, Bellevue, Washington 98006
(Address of principal executive offices)

425-373-0171
(Registrant’s telephone number, including area code)
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of August 1, 2008
Common Stock, par value $0.001	41,130,270

SCOLR Pharma, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$8,024,052	$11,825,371
Accounts receivable	276,848	225,900
Interest and other receivables	1,295	16
Prepaid expenses and other assets	576,176	423,213
Total current assets	8,878,371	12,474,500
Property and Equipment — net of accumulated amortization of $1,132,711 and $964,738, respectively	580,958	748,931
Intangible assets — net of accumulated amortization of $422,087 and $385,452, respectively	515,663	464,023
Restricted cash	564,000	—
	$10,538,992	$13,687,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$230,320	$757,420
Accrued liabilities	454,956	586,849
Deferred gain on lease termination	1,000,000	—
Current portion of term loan	83,858	80,047
Total current liabilities	1,769,134	1,424,316

Long-term portion of term loan	68,216	111,119
Total liabilities	1,837,350	1,535,435

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 41,130,270 and 40,991,385 issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	41,130	40,991
Additional paid-in capital	70,601,489	69,945,666
Accumulated deficit	(61,940,977)	(57,834,638)
Total stockholders’ equity	8,701,642	12,152,019
	$10,538,992	$13,687,454

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Licensing fees	$—	$—	$—	$173,077
Royalty income	279,571	422,056	545,126	747,676
Research and development income	—	—	—	621,222
Total revenues	279,571	422,056	545,126	1,541,975
Operating expenses
Marketing and selling	191,047	225,374	428,739	475,256
Research and development	1,197,321	1,377,499	2,080,533	3,173,374
General and administrative	1,062,646	1,112,244	2,294,930	2,288,742
Total operating expenses	2,451,014	2,715,117	4,804,202	5,937,372
Loss from operations	(2,171,443)	(2,293,061)	(4,259,076)	(4,395,397)
Other income (expense)
Interest income	59,353	185,345	159,671	390,321
Interest expense	(3,859)	(5,615)	(8,172)	(5,775)
Other	1,238	—	1,238	2,941
Total other income (expense)	56,732	179,730	152,737	387,487
Net loss	$(2,114,711)	$(2,113,331)	$(4,106,339)	$(4,007,910)
Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.10)	$(0.11)
Shares used in computing basic and diluted net loss per share	41,042,090	38,130,640	41,033,770	38,107,698

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,106,339)	$(4,007,910)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	209,614	194,081
Write-off of intangible assets	36,073	15,283
Loss on the disposal of equipment	—	5,700
Share-based compensation for non-employee services	—	26,932
Share-based compensation for employee services	615,876	841,369
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts and other receivables	(52,227)	439,511
Prepaid expenses and other current assets	(152,963)	(185,057)
Accounts payable and accrued expenses	(658,993)	177,954
Deferred gain on lease termination	1,000,000	—
Deferred revenue	—	(185,577)
Net (cash used) in operating activities	(3,108,959)	(2,677,714)
Cash flows from investing activities:
Purchase of equipment and furniture	—	(333,312)
Patent and technology rights payments	(129,354)	(130,473)
Purchase of short-term investments	—	(346,152)
Maturities and sales of short-term investments	—	443,378
Restricted cash	(564,000)	—
Net (cash used) by investing activities	(693,354)	(366,559)
Cash flows from financing activities:
Proceeds from term loan	—	246,500
Payments on term loan	(39,092)	(18,018)
Proceeds from exercise of common stock options and warrants	40,086	115,969
Net cash provided by financing activities	994	344,451
Net (decrease) in cash	(3,801,319)	(2,699,822)
Cash at beginning of period	11,825,371	15,217,946
Cash at end of period	$8,024,052	$12,518,124
Cash paid during the period for interest	$7,414	$5,615
Non-cash investing and financing activities:
Unrealized loss on short-term investments	$—	$(56)
Reclassification of fair value of warrant liability to equity	$—	$1,171,045

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

Note 2 — New Accounting Pronouncements

On June 16, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP states that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. The Company must include participating securities in its calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those years. Upon adoption, an entity is required to retrospectively adjust its prior-period EPS data, including any amounts related to interim periods, summaries of earnings, and selected financial data. Early application of the FSP is not permitted. The Company is evaluating the potential effects of this standard; however, the Company does not expect the adoption of this FSP to have a material impact on its financial position, results of operation, or cash flows.

In May 2008, the FASB issued Statement 162 on GAAP Hierarchy. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that this Statement will result in a change in current practice.

Note 3 – Accounts Receivable

At June 30, 2008, accounts receivable consisted of royalty receivables from CDT-based product sales.

Note 4 — Lease Arrangements

In May 2008, the Company entered a Lease Termination and Surrender Agreement, under which the Company agreed to terminate the lease for its corporate facility for consideration of $4.1 million. Under the terms of the agreement, the Company received $1.0 million upon execution of the agreement and the remaining $3.1 million is due at the time the

Company vacates the premises, at which time it will be recognized as a gain. The agreement requires the Company to vacate the premises no later than October 31, 2008. In the event that the Company does not vacate the premises by October 31, 2008, liquidated damages of $20,000 per day will be deducted from the final payment to the Company. The initial payment of $1.0 million has been classified as deferred gain until the Company vacates the premises. To the extent that costs are incurred related to the lease or relocation to the new space prior to vacating the existing premises, that amount will be deferred until the Company vacates the premises, at which time it will be recognized as an operating expense. As of June 30, 2008, approximately $53,000 of expense was incurred and deferred related to the new premises and is included in prepaid expenses and other assets.

In June 2008, the Company entered into an agreement to lease 20,468 rentable square feet of office and laboratory space at 19204 North Creek Parkway, Bothell, Washington. The space will be used for the Company’s office and research and development facilities. The lease has a term of eighty-eight months and is expected to commence in October 2008, subject to completion of tenant improvements. Under the terms of the lease, the Company received four months of free rent. The Company has the option to extend the term for one five-year period at the fair market rate at the time of extension. The average rent under the lease term is approximately $400,000 per year, subject to annual increases of approximately 3%. The related rent expense is recognized on a straight-line basis over the term of the lease. In connection with the lease agreement, the Company provided a $564,000 irrevocable, unconditional standby letter of credit secured by a money market account classified in the consolidated balance sheet as a non-current asset in restricted cash as of June 30, 2008. The stated amount of the letter of credit and the related security will be reduced over the term of the lease.

In June 2008, the Company terminated its lease agreement with respect to 8,544 square feet of space in Bellevue, Washington. The Company recorded $31,500 lease settlement expense and the lease termination was effective on June 15, 2008.

Note 5 — Liquidity

The Company incurred a net loss of approximately $4.1 million for the six months ended June 30, 2008, and used cash from operations of approximately $3.1 million. Cash flows of $693,354 used by investing activities during the six months ended June 30, 2008, represents $564,000 in restricted cash plus patent and trademark related expenditures. The restricted cash is collateral for the letter of credit issued to secure the Company’s obligations under the lease of the new facility. Cash flow provided by financing activities of $994 for the six months ended June 30, 2008, primarily reflects net proceeds from the exercise of stock options and warrants during the quarter, offset by payments on the term loan. In addition, as part of the Company’s continuing efforts to manage expenses, in May 2008 the Company incurred an operating expense of $176,000 related to a reduction of employee positions.

The Company had approximately $8.0 million in cash and cash equivalents, and $564,000 in restricted cash as of June 30, 2008. The Company has a history of recurring losses and expects such net losses to continue as the Company proceeds with clinical trials and preclinical development for multiple product candidates and applies for regulatory approvals of product candidates. The financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

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

In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement that it filed using a “shelf” registration process. In addition to the registered direct offerings completed on December 4, 2007, and April 21, 2006, for approximately $4.2 million and $11.9 million respectively, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of June 30, 2008, approximately $21.1 million remains available for issuance under this shelf registration statement which expires on December 1, 2008.

Note 6 — Income Taxes

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of June 30, 2008, or December 31, 2007. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 7 — Share-Based Compensation

During the three-month period ended June 30, 2008, and 2007, the Company granted 905,000 and 298,750 stock options, respectively, with a fair value of $642,492 and $443,592, respectively, to purchase shares of its common stock.

Share-based compensation expense related to all outstanding stock options and restricted stock for the three and six month periods were recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Functions	2008	2007	2008	2007
Marketing and selling	$17,690	$32,111	$43,080	$64,872
Research and development	84,827	162,742	171,720	344,591
General and administrative	171,137	243,051	401,076	458,837
Total	$273,654	$437,904	$615,876	$868,300

Note 8 — Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share represents loss applicable to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential issuances of common stock, except when the effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 41,042,090 and 38,130,640 for the three months ended June 30, 2008, and 2007, respectively.

At June 30, 2008, and 2007, the weighted average number of diluted shares does not include potential issuances of common shares which are anti-dilutive, nor does it include restricted stock awards if the measurement has not been met. The following potential common shares were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Common shares from:	2008	2007
Assumed exercise of stock options	4,379,179	3,369,496
Assumed conversion of warrants	3,171,399	2,368,792
Assumed vesting of restricted stock	86,500	—
Total	7,637,078	5,738,288

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

Note 10 — Warrants

During the three and six months ended June 30, 2008, a total of 90,238 and 140,238 warrants were exercised, respectively, including 88,327 and 127,853 warrants, respectively, surrendered to satisfy the exercise price for cashless exercises. As a result, 12,385 shares of common stock were issued during the six months ended June 30, 2008. The weighted average exercise price for the six month period ended June 30, 2008, was $1.10. The Company had the following warrants to purchase common stock outstanding at June 30, 2008:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
February 24, 2004	1,046,773	4.75	5 years	944,849	February 23, 2009
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011
December 4, 2007	1,390,550	2.10	5 years	1,390,550	December 3, 2012
Grand Total	3,273,323			3,171,399

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a specialty pharmaceutical company. Our corporate objective is to combine our formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platform to develop novel pharmaceutical, over-the-counter (OTC), and nutritional products. Our CDT platform is based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. Our strategy includes a significant commitment to research and development activities in connection with our drug delivery platform. Our results of operations going forward will be dependent on our ability to commercialize our products and technology and generate royalties, licensing fees, development fees, milestone and similar payments.

Our innovative drug delivery technologies enable us to formulate tablets or capsules that release their active agents predictably and programmably over a specified timeframe of up to 24 hours. Our platform is designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with a treatment program, reduce side effects, and/or increase drug safety. In addition, our technology can be incorporated into oral formulations to increase the solubility characteristics of previously non-soluble and sparingly-soluble drugs without employing costly or complex nano-crystalization, micro-milling or coated particle technologies.

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

Our lead product candidate is a CDT-based extended-release formulation of ibuprofen, an analgesic that is sold in immediate-dose products as Advil® and Motrin®, among others, as well as generically. During June 2008, we initiated the third of three pivotal trials to evaluate the safety and efficacy of our formulation for the OTC market and expect to complete this trial in late 2008. There are currently no extended-release formulations of ibuprofen approved for use in North America. In addition, we submitted an Abbreviated New Drug Application, or ANDA, for our formulation of 12-hour extended-release pseudoephedrine. Pseudoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. We continue to support our strategic alliances and collaborations, including work with Dr. Reddy’s Laboratories to develop and commercialize an oral prescription product for the cardiopulmonary market. We are actively managing our liquidity and capital resources by deferring development activities of other projects pending additional funding or partnership opportunities. In addition, in April 2008 we entered an agreement to terminate the lease for our corporate facility for $4.1 million. We plan to relocate our offices to a more cost effective facility in October 2008, and have taken other steps to reduce expenses, including reductions in personnel and marketing, and the termination of a lease for additional space in Bellevue, WA.

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

New Accounting Pronouncements

On June 16, 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP states that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. We must include participating securities in our calculation of basic and diluted earnings per share (EPS) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those years. Upon adoption, an entity is required to retrospectively adjust its prior-period EPS data, including any amounts related to interim periods, summaries of earnings, and selected financial data. Early application of the FSP is not permitted. We are evaluating the potential effects of this standard; however, we do not expect the adoption of this FSP to have a material impact on our financial position, results of operation, or cash flows.

In May 2008, the FASB issued Statement 162 on GAAP Hierarchy. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect that this Statement will result in a change in current practice.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenues

Total revenues, which consist of royalty revenue from our collaboration agreements, decreased 34%, or $142,485 to $279,571 for the three months ended June 30, 2008, compared to $422,056 for the same period in 2007. This decrease is primarily due to lower royalty income from our relationship with Perrigo.

Royalty income increased 5%, or $14,016 to $279,571 in the three months ended June 30, 2008, compared to $265,555 for the first quarter of 2008. Royalty payments from Perrigo are based on Perrigo’s net profits from the sale of CDT-based products which involve uncertainties and are difficult to predict. Royalties from our relationship with Nutraceutix continue to decline compared to the prior year as Nutraceutix sells through its inventory following the termination of our license agreement as of December 31, 2007.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 15%, or $34,327 to $191,047 for the three months ended June 30, 2008, compared to $225,374 for the same period in 2007. This decrease was primarily due to lower advertising and tradeshow expenses resulting from a reduction in the number of advertisements and reduced participation in tradeshows. In addition, commission expense decreased due to lower royalty income. Non-cash, share-based compensation expense related to annual employee stock option grants decreased due to the lower fair value of the stock options resulting from the lower stock price.  These decreases were partially offset by an increase in personnel expense for severance costs.

Research and Development Expenses

Research and development expenses decreased 13%, or $180,178 to $1.2 million for the three months ended June 30, 2008, compared to $1.4 million for the same period in 2007. The decrease is primarily due to our decision to defer development activities on certain projects pending additional funding, as well as the delayed commencement of our third ibuprofen trial while we awaited guidance from the FDA regarding our special protocol assessment. This decrease was offset by an increase in outside consulting expense related to regulatory activities for our ibuprofen and pseudoephedrine projects, and a $31,500 lease settlement expense in June 2008 for 8,544 square feet of space no longer needed.

General and Administrative Expenses

General and administrative expenses decreased 4%, or $49,598 to $1.06 million for the three months ended June 30, 2008, compared to $1.11 million for the same period in 2007, primarily due to a decrease in outside services, offset by an increase in directors’ expense associated with our increased number of directors in 2008.

Lease Termination

In May 2008, we entered into a lease termination and surrender agreement, under which we agreed to terminate the lease for our corporate facility for consideration of $4.1 million. Under the terms of the agreement, we received $1.0 million upon execution of the agreement and the remaining $3.1 million is due at the time we vacate the premises, at which time it will be recognized as a gain. The agreement requires us to vacate the premises no later than October 31, 2008. In the event that we do not vacate the premises by October 31, 2008, liquidated damages of $20,000 per day will be deducted from the final payment to us. The initial payment of $1.0 million has been classified as deferred gain until we vacate the premises. To the extent that costs are incurred related to the lease or relocation to the new space prior to vacating the existing premises, that amount will be deferred until we vacate the premises, at which time it will be recognized as an operating expense. As of June 30, 2008 approximately $53,000 of expense was incurred and deferred related to the new premises and is included in prepaid expenses and other assets.

Other Income (Expense), Net

Other income decreased 68%, or $122,998 to $56,732 for the three months ended June 30, 2008, compared to $179,730 for the comparable period in 2007. The decrease in interest income is a result of lower interest rates and lower cash balances.

Net Loss

Net loss increased less than 1%, or $1,380 to $2.1 million for the three months ended June 30, 2008, compared to $2.1 million for the same period in 2007. The increase was primarily due to lower revenues and other income, partially offset by lower operating costs.

Comparison of the Six Months Ended June 30, 2008, and 2007

Revenues

Total revenues decreased 65%, or $996,849 to $545,126 for the six months ended June 30, 2008, compared to $1.5 million for the same period in 2007. This decrease is primarily due to the higher level of research and development fees and licensing revenues in 2007 relating to a license agreement that was terminated in March 2007.

Royalty income decreased 27%, or $202,550 to $545,126 in the six months ended June 30, 2008, compared to $747,676 for the same period in 2007. This decrease is primarily due to lower royalty income from our relationship with Perrigo. Revenues from Perrigo declined in the second half of 2007 primarily as a result of the discontinuation of one of our products at a large customer. Sales from Perrigo increased during the second quarter of 2008 as the product was reintroduced at the large customer. Revenues from our relationship with Nutraceutix decreased compared to the prior year and we expect sales to continue to decline as Nutraceutix sells through its inventory following termination of our license agreement as of December 31, 2007.

In the first quarter of 2007, we received approximately $600,000 in research and development milestone payments, and recognized previously deferred licensing fee income of approximately $173,000 associated with our agreement with Wyeth Consumer Healthcare. The December 2005 agreement with Wyeth provided for an upfront fee of $250,000 which was recorded as deferred revenue and was being amortized over the development period until the contract was terminated in March 2007, at which time the remaining balance was recorded to income.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 10%, or $46,517 to $428,739 for the six months ended June 30, 2008, compared to $475,256 for the same period in 2007. This decrease was primarily due to a decrease in advertising and tradeshow expense due to a reduction in the number of advertisements and the number of employees attending tradeshows. In addition, non-cash, share-based compensation expense related to annual employee stock option grants decreased due to the lower fair value of the stock options resulting from the lower stock price. These decreases were offset by an increase in personnel expense for severance costs.

Research and Development Expenses

Research and development expenses decreased 34%, or $1.1 to $2.1 million for the six months ended June 30, 2008, compared to $3.2 million for the same period in 2007. The decrease is primarily due to our decision to defer development activities on certain projects pending additional funding, as well as the delayed commencement of our third ibuprofen trial while we awaited guidance from the FDA regarding our special protocol assessment. This decrease was partially offset by an increase in outside consulting expense related to regulatory activities for our ibuprofen and pseudoephedrine projects, and a $31,500 lease settlement expense in June 2008 for 8,544 square feet of space no longer needed.

General and Administrative Expenses

General and administrative expenses increased less than 1%, or $6,188, to $2.3 million for the six months ended June 30, 2008, compared to $2.3 million for the same period in 2007, primarily due to an increase in personnel expense for severance costs and annual employee increases, and an increase in directors’ expense associated with additional directors in 2008. These increases were offset by a decrease in non-cash, share-based compensation expense related to annual employee stock option grants due to the lower fair value of the stock options resulting from the lower stock price. The increases were additionally offset by lower outside services costs.

Lease Termination

In May 2008, we entered into a lease termination and surrender agreement, under which we agreed to terminate the lease for our corporate facility for consideration of $4.1 million. Under the terms of the agreement, we received $1.0 million upon execution of the agreement and the remaining $3.1 million is due at the time we vacate the premises, at which time it will be recognized as a gain.

Other Income (Expense), Net

Other income (expense) decreased 61%, or $234,750 to $152,737 for the six months ended June 30, 2008, compared to $387,487 for the same period in 2007. This decrease was due to a decrease in interest income due to lower cash balances and interest rates.

Net Loss

The net loss for the six months ended June 30, 2008, increased 2%, or $98,429 to $4.1 million, compared with a net loss of $4.0 million for the same period in 2007. This increase was primarily due to lower revenues and other income, partially offset by lower operating costs.

Liquidity and Capital Resources

As of June 30, 2008, we had $7.1 million of working capital. We have accumulated net losses of approximately $62 million from our inception through June 30, 2008. On April 30, 2008 we entered into an agreement to terminate the lease of our corporate facility in exchange for $4.1 million. Under the agreement, we received an upfront payment of $1.0 million and the remaining $3.1 million is due when we vacate the premises no later than October 31, 2008. With the additional funding provided from this transaction after payment of relocation costs, together with reductions in certain operating costs, we believe that our cash and cash equivalents will be sufficient to fund our operations at planned levels through the end of 2009.

Cash flows from operating activities—Net cash used in operating activities for the six months ended June 30, 2008, was approximately $3.1 million compared to $2.7 million for the six months ended June 30, 2007. Expenditures for the six months ended June 30, 2008, decreased approximately $1.1 million. In addition operating revenues decreased approximately $1.0 million due to lower royalty income and the lack of research and development revenue. In addition, we received a cash payment of $1.0 million related to our facility lease termination.

Cash flows from investing activities—Cash flows used by investing activities of $693,354 represents restricted cash of $564,000 plus payments made for patent rights during the six months ended June 30, 2008. The restricted cash is collateral for the outstanding letter of credit issued as security for our new facility lease. Cash flows provided by investing activities of $366,559 during the six months ended June 30, 2007, primarily represented the application of maturing short-term investments to fund operating activities, offset by purchases of equipment.

Cash flows from financing activities— Cash flows provided by financing activities of $994 represent the exercise of stock options and warrants offset by payments made on our term loan during the six months ended June 30, 2008. In the six months ended June 30, 2007, cash flows from financing activities primarily represented the proceeds from a term loan to purchase equipment to support our research and development activities. We received cash of $40,086 during the six months ended June 30, 2008 from the exercise of outstanding stock options.

We had approximately $8.0 million in cash and cash equivalents, and $564,000 in restricted cash as of June 30, 2008. In addition, we expect to receive an additional $3.1 million in October 2008, related to the termination of the lease of our corporate facility. We expect our operating losses and negative cash flow to continue as we advance preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, and continue to develop the infrastructure to support commercialization of our products. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. In addition to the registered direct offering completed on December 4, 2007, and April 21, 2006, for approximately $4.2 million and $11.9 million respectively, we may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of June 30, 2008, approximately $21.1 million remains available for issuance under this shelf registration statement which expires on December 1, 2008. Additional funds may not be available on favorable terms or at all. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since 2000, including net losses of $4.1 million through June 30, 2008, $10.6 million in 2007, $10.7 million in 2006, and $8.9 million in 2005. We have accumulated net losses of approximately $61.9 million from our inception through June 30, 2008, and we expect to continue to incur significant operating losses in the future.

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

We believe that our cash on hand, including our cash equivalents and the proceeds from the buyout of our corporate facility lease, will be sufficient to fund our drug delivery business at planned levels through 2009. We will need to raise additional capital to fund operations, conduct clinical trials, continue research and development projects, and commercialize our product candidates. The timing and amount of our need for additional financing will depend on a number of factors, including:

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

Each OTC or pharmaceutical product we develop will require a separate costly and time consuming regulatory approval before we or our collaborators can manufacture and sell it in the United States or internationally. Even if regulatory approval is received, there may be limits imposed by regulators on a product’s use or it may face subsequent regulatory difficulties. Approved products are subject to continuous review and the facilities that manufacture them are subject to periodic inspections. Furthermore, regulatory agencies may require additional and expensive post-approval studies. If previously unknown problems with a product candidate surface, or the manufacturing or laboratory facility is deemed non-compliant with applicable regulatory requirements, an agency may impose restrictions on that product or on us, including requiring us to withdraw the product from the market, close the facility, and/or pay substantial fines.

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

As of August 1, 2008, 41,130,270 shares of our common stock were outstanding, and there were 7,523,911 shares of our common stock issuable upon the exercise of outstanding options, restricted stock, and warrants. In addition, approximately $21.1 million in shares of our common stock will remain available for issuance under a shelf registration statement declared effective by the SEC in November 2005. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Our stock price is subject to significant volatility

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

We held our Annual Meeting of Stockholders on June 5, 2008, to elect nine directors to hold office until the next annual meeting of stockholders, and until their successors are elected and qualified; and to ratify the selection of our independent registered public accounting firm for the 2008 fiscal year.

The tables below show the results of the stockholders’ voting:

1.               Election of Directors:

	Yes	No	Abstain
Randall L-W Caudill	31,895,784	0	4,229,963
Reza Fassihi	34,060,147	0	2,065,500
Herbert L. Lucas, Jr.	33,438,858	0	2,686,789
Wayne L. Pines	34,525,445	0	1,600,202
Bruce S. Morra	34,098,668	0	2,026,979
Jeffrey B. Reich	34,516,305	0	1,609,342
Michael N. Taglich	34,343,291	0	1,782,356
Gregory L. Weaver	34,514,965	0	1,610,682
Daniel O. Wilds	32,251,735	0	3,873,912

    2.     Proposal to ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal 2008:

	Yes	No	Abstain
Grant Thornton LLP	35,072,508	948,376	104,763

Item 6.	Exhibits

The following exhibits are filed herewith:

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

10.1	Standard Multi-Tenant Lease dated as of June 19, 2008, by and between Arden Realty Limited Partnership and SCOLR Pharma, Inc.		8-K	10.1	001-31982	6/24/2008

10.2	Lease Termination and Separation Agreement dated as of April 30, 2008, by and between Newport Corporate Center LLC and SCOLR Pharma, Inc.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, Inc.

Date: August 6, 2008	By:	/s/ Daniel O. Wilds
Daniel O. Wilds Chief Executive Officer and President (Principal Executive Officer)

Date: August 6, 2008	By:	/s/ Richard M. Levy
Richard M. Levy Chief Financial Officer and Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

10.1	Standard Multi-Tenant Lease dated as of June 19, 2008, by and between Arden Realty Limited Partnership and SCOLR Pharma, Inc.		8-K	10.1	001-31982	6/24/2008

10.2	Lease Termination and Separation Agreement dated as of April 30, 2008, by and between Newport Corporate Center LLC and SCOLR Pharma, Inc.	X