Form 10-Q
period 2008-09-30
SCOLR Pharma, Inc.
filed 2008-11-07
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

19204 North Creek Parkway, Suite 100, Bothell, Washington 98011
(Address of principal executive offices)

425-368-1050
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of October 31, 2008
Common Stock, par value $0.001	41,130,270

SCOLR Pharma, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2008

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$8,908,986	$11,825,371
Accounts receivable	244,214	225,900
Interest and other receivables	—	16
Prepaid expenses and other assets	323,407	423,213
Total current assets	9,476,607	12,474,500

Property and Equipment — net of accumulated amortization of $1,213,775 and $964,738, respectively	502,510	748,931
Intangible assets — net of accumulated amortization of $443,435 and $385,452, respectively	522,403	464,023
Restricted cash	564,000	—
	$11,065,520	$13,687,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$324,890	$757,420
Accrued liabilities	738,330	586,849
Current portion of term loan	85,831	80,047
Total current liabilities	1,149,051	1,424,316

Long-term portion of term loan	46,004	111,119
Total liabilities	1,195,055	1,535,435

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 41,130,270 and 40,991,385 issued and outstanding as of September 30, 2008, and December 31, 2007, respectively	41,130	40,991
Additional paid-in capital	70,879,940	69,945,666
Accumulated deficit	(61,050,605)	(57,834,638)
Total stockholders’ equity	9,870,465	12,152,019
	$11,065,520	$13,687,454

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Licensing fees	$—	$—	$—	$173,077
Royalty income	236,308	207,474	781,435	955,149
Research and development income	—	—	—	621,222
Total revenues	236,308	207,474	781,435	1,749,448
Operating expenses
Marketing and selling	116,840	198,520	545,579	673,776
Research and development	2,307,103	2,236,852	4,387,636	5,410,226
General and administrative	947,684	1,017,177	3,242,614	3,305,918
	3,371,627	3,452,549	8,175,829	9,389,920
Facility lease termination
Gain from lease buyout	(4,100,000)	—	(4,100,000)	—
Expenses related to relocation and lease buyout	116,867	—	116,867	—
Total facility lease buyout	(3,983,133)	—	(3,983,133)	—
Total operating (revenue) expenses	(611,506)	3,452,549	4,192,696	9,389,920
Income (loss) from operations	847,814	(3,245,075)	(3,411,261)	(7,640,472)
Other income (expense)
Interest income	45,858	160,080	205,530	550,402
Interest expense	(3,393)	(5,191)	(11,565)	(10,967)
Other	91	—	1,329	2,941
Total other income (expense)	42,556	154,889	195,294	542,376
Net income (loss)	$890,370	$(3,090,186)	$(3,215,967)	$(7,098,096)
Net income (loss) per share, basic and diluted	$.02	$(0.08)	$(0.08)	$(0.19)
Shares used in computing basic net income (loss) per share	41,043,770	38,153,316	41,037,128	38,123,071
Share used in computing diluted net income (loss) per share	41,561,623	38,153,316	41,037,128	38,123,071

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,215,967)	$(7,098,096)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	312,064	297,093
Write-off of intangible assets	38,424	21,278
Loss on the disposal of equipment	—	5,700
Share-based compensation for non-employee services	—	126,060
Share-based compensation for employee services	894,327	1,163,486
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts and other receivables	(18,298)	696,909
Prepaid expenses and other current assets	99,806	(67,072)
Accounts payable and accrued expenses	(281,049)	343,028
Deferred revenue	—	(185,577)
Net (cash used) in operating activities	(2,170,693)	(4,697,191)
Cash flows from investing activities:
Purchase of equipment and furniture	(2,615)	(346,295)
Patent and technology rights payments	(159,832)	(157,480)
Purchase of short-term investments	—	(1,323,761)
Maturities and sales of short-term investments	—	2,317,249
Restricted cash	(564,000)	—
Net (cash used) provided by investing activities	(726,447)	489,713
Cash flows from financing activities:
Proceeds from term loan	—	246,500
Payments on term loan	(59,331)	(36,459)
Proceeds from exercise of common stock options and warrants	40,086	132,385
Net (cash used) provided by financing activities	(19,245)	342,426
Net (decrease) in cash	(2,916,385)	(3,865,052)
Cash at beginning of period	11,825,371	15,217,946
Cash at end of period	$8,908,986	$11,352,894
Cash paid during the period for interest	$10,502	$9,829

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

Note 2 — New Accounting Pronouncements

    In June 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions.

    Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5.

    The Company intends to adopt EITF Issue 07-5 effective January 1, 2009, and apply its provisions to its outstanding instruments as of that date, as well as to instruments issued subsequent to that date. The Company does not believe there will be a material impact to its financial statements upon adoption on January 1, 2009.

Note 3 – Accounts Receivable

At September 30, 2008, accounts receivable consisted of royalty receivables from CDT-based product sales.

Note 4 — Lease Arrangements

    In May 2008, the Company entered into a Lease Termination and Surrender Agreement, under which the Company agreed to terminate the lease for its corporate facility for consideration of $4.1 million. Under the terms of the agreement, the Company received $1.0 million upon execution of the agreement and the remaining $3.1 million in September 2008, at the time the Company vacated the premises. The $4.1 million cash settlement and $116,867 in costs that were incurred related to the lease and relocation to the new space were recognized in operating expense in September 2008.

In June 2008, the Company entered into an agreement to lease 20,468 rentable square feet at 19204 North Creek Parkway, Bothell, Washington for the Company’s office and research and development facilities. The lease commenced on September 19, 2008, for a term of 88 months ending on January 31, 2016. Under the terms of the lease, the Company received four months of free rent. The Company has the option to extend the lease term for one five-year period at the fair market rate at the time of extension. The average rent under the lease term is approximately $400,000 per year, subject to annual increases of approximately 3%. The related rent expense is recognized on a straight-line basis over the term of the lease. In connection with the lease agreement, the Company provided a $564,000 irrevocable, unconditional standby letter of credit which is secured by a money market account classified in the balance sheet as a non-current asset in restricted cash. The stated amount of the standby letter of credit and the related security will be reduced further over the term of the lease.

Note 5 — Liquidity

    The Company incurred a net loss of approximately $3.2 million for the nine months ended September 30, 2008, and used cash from operations of approximately $2.2 million. These amounts include the net lease settlement gain of $4.0 million. Cash flows of $726,447 used by investing activities during the nine months ended September 30, 2008, represents $564,000 in restricted cash plus patent and trademark related expenditures. The restricted cash is collateral for the letter of credit issued to secure the Company’s obligations under the lease of the new facility. Cash flow used by financing activities of $19,245 for the nine months ended September 30, 2008, reflects net proceeds from the exercise of stock options and warrants during the quarter, offset by payments on the term loan.

    The Company had approximately $8.9 million in cash and cash equivalents, and $564,000 in restricted cash as of September 30, 2008. The Company is investing its cash and cash equivalents in government-backed securities. These securities are considered level 1 securities in accordance with FASB 157 “Fair Value Measurements” as the securities have quoted prices in active markets. The Company has a history of recurring losses and expects such net losses to continue as the Company proceeds with clinical trials and preclinical development for multiple product candidates and applies for regulatory approvals of product candidates. The financial statements have been prepared on the basis of a going concern which contemplates realization of assets and satisfaction of liabilities in the normal course of business.

    The Company plans to raise additional capital to fund operations, conduct clinical trials, and continue research and development projects and commercialization of its product candidates. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. If the Company is unable to obtain necessary additional financing, its ability to run its business will be adversely affected and it may be required to reduce the scope of its development activities or discontinue operations.

    In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement that it filed using a “shelf” registration process.

    In addition to the registered direct offerings completed on December 4, 2007, and April 21, 2006, for approximately $4.2 million and $11.9 million respectively, the Company may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of September 30, 2008, approximately $21.1 million remains available for issuance under this shelf registration statement which expires on December 1, 2008. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development operations.

Note 6 — Income Taxes

    The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of September 30, 2008, or December 31, 2007. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 7 — Share-Based Compensation

    During the nine month periods ended September 30, 2008, and 2007, the Company granted 996,500 and 370,833 stock options and restricted stock with a fair value of $757,416 and $586,602, respectively. No stock options or restricted stock were issued during the three month period ended September 30, 2008.

    Share based compensation expense related to all outstanding stock options and restricted stock for the three and nine month periods were recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
Functions	2008	2007	2008	2007
Marketing and selling	$10,139	$34,107	$53,219	$98,979
Research and development	95,731	142,745	267,451	487,337
General and administrative	172,580	244,393	573,657	703,230
Total	$278,450	$421,245	$894,327	$1,289,546

Note 8 — Net Income (Loss) Per Share Applicable to Common Stockholders

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of our common stock resulting from the assumed exercise of outstanding stock options, and the assumed exercise of the warrants are determined under the treasury stock method. Diluted net income (loss) per share includes the effect of potential issuances of common stock, except when the effect is anti-dilutive. Shares used in the computation of net income (loss) per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted-average number shares – basic	41,043,770	38,153,316	41,037,128	38,123,071
Effect of dilutive securities:
Stock options	83,431	—	—	—
Warrants	347,922	—	—	—
Restricted stock	86,500	—	—	—
Weighted-average shares - diluted	41,561,623	38,153,316	41,037,128	38,123,071

For the three month period ending September 30, 2007, and the nine month periods ending September 30, 2008, and 2007, the weighted average number of diluted shares does not include potential issuances of common shares which are anti-dilutive. The following potential common shares were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Assumed exercise of stock options	4,086,012	3,349,209	4,352,512	3,349,209
Assumed conversion of warrants	2,421,399	2,368,792	3,171,399	2,368,792
Assumed vesting of restricted stock	—	—	86,500	—
Total	6,507,411	5,718,001	7,610,411	5,718,001

Note 9 — Future Commitments

The Company has certain material agreements with its manufacturing and testing vendors related to its clinical trials and research and development programs. Contract amounts are paid based on materials used and work performed. Generally, the Company has the right to terminate these agreements upon 30 days notice and would be responsible for services and materials and related costs incurred prior to termination.

Note 10 — Warrants

During the nine months ended September 30, 2008, a total of 140,238 warrants were exercised including 127,853 warrants surrendered to satisfy the exercise price for cashless exercises. As a result, 12,385 shares of common stock with a weighted average exercise price of $1.10 were issued during the nine months ended September 30, 2008.

No warrants were issued or exercised during the three month period ended September 30, 2008. The Company had the following warrants to purchase common stock outstanding at September 30, 2008:

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

Overview

We are a specialty pharmaceutical company. Our corporate objective is to combine our formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platform to develop novel pharmaceutical, over-the-counter (OTC), and nutritional products. Our CDT platform is based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. Our strategy includes a significant commitment to research and development activities in connection with our drug delivery platform. Our results of operations going forward depend on our ability to commercialize our products and technology and generate royalties, licensing fees, development fees, milestone and similar payments.

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

Our lead product candidate is a CDT-based extended release formulation of ibuprofen, an analgesic that is sold in immediate-dose products as Advil® and Motrin®, among others, as well as generically. On November 6, 2008, we reported favorable top-line results from our pivotal phase III trial to evaluate the safety and efficacy of our 12-hour CDT 600 mg extended-release ibuprofen for the OTC market. This randomized, placebo-controlled, double-blind, parallel group study was designed to evaluate the efficacy and safety of multiple doses of our extended-release ibuprofen in dental pain following third molar extraction. The first primary endpoint was to demonstrate analgesic efficacy for the 8-12 hour period after the first dose of our extended-release ibuprofen as compared to placebo. The second primary endpoint measured the durability of effect of our formulation by the proportion of subjects in the extended-release group with meaningful improvement in pain intensity from baseline at all three assessment periods of 24, 36, and 48 hours. Both endpoints achieved positive, statistically significant results, at the p<0.0001 level. There are currently no extended-release formulations of ibuprofen approved for use in North America. In addition, our Abbreviated New Drug Application, or ANDA, for our formulation of 12-hour extended-release pseudoephedrine was accepted for review by the Food and Drug Administration as of August 5, 2008. Pseudoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. We continue to support our strategic alliances and collaborations, including work with Dr. Reddy’s Laboratories to develop and commercialize an oral prescription product for the cardiopulmonary market.

    During September 2008, we relocated our offices to a more cost-effective facility in Bothell, Washington. The move allowed us to satisfy the final conditions for payment of the remaining $3.1 million payment due of the $4.1 million aggregate amount received for termination of our prior office lease. We have taken other steps to reduce expenses, including reductions in personnel and marketing, and the termination of a lease for additional space in Bellevue, Washington. We are actively managing our liquidity and capital resources by deferring development activities of other projects pending additional financing or partnership opportunities

Critical Accounting Policies and Estimates

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

New Accounting Pronouncements

    In June 2008, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions.

    Entities that issue financial instruments such as warrants or options on their own shares, convertible debt, convertible preferred stock, forward contracts on their own shares, or market-based employee stock option valuation instruments will be affected by EITF Issue 07-5.

    We intend to adopt EITF Issue 07-5 effective January 1, 2009, and apply its provisions to its outstanding instruments as of that date, as well as to instruments issued subsequent to that date. We do not believe there will be a material impact to its financial statements upon adoption on January 1, 2009.

Results of Operations

Comparison of the Three Months Ended September 30, 2008, and 2007

Revenues

Total revenues, which consist of royalty revenue from our collaboration agreements, increased 14%, or $28,834 to $236,308 for the three months ended September 30, 2008, compared to $207,474 for the same period in 2007. This increase is due to higher royalty income from our alliance with Perrigo.

Royalty income decreased 15%, or $43,263 to $236,308 in the three months ended September 30, 2008, compared to $279,571 for the second quarter of 2008. Sales from Perrigo in 2008 increased during the second quarter compared to the first quarter, and decreased slightly in the third quarter. These changes are related to the reintroduction of one of our products at a large customer with fluctuations in revenue due to the timing of shipments. Royalty payments from Perrigo are based on Perrigo’s net profits from the sale of CDT-based products which involve uncertainties and are difficult to predict. Royalties from our relationship with Nutraceutix continue to decline as Nutraceutix sells through its inventory following the termination of our license agreement as of December 31, 2007.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 41%, or $81,680 to $116,840 for the three months ended September 30, 2008, compared to $198,520 for the same period in 2007, due in part to a reduction of $29,393 in advertising, tradeshow activities and related travel. In addition, payroll and related expenses decreased $44,309 due to the reduction in staff earlier in the year.

Research and Development Expenses

    Research and development expenses increased 3%, or $70,251 to $2.3 million for the three months ended September 30, 2008, compared to $2.2 million for the same period in 2007. The increase is primarily due to commencement of our third ibuprofen trial and outside consulting expenses related to submission of our ANDA for extended-release pseudoephedrine to the Food and Drug Administration.

General and Administrative Expenses

General and administrative expenses decreased 7%, or $69,493 to $947,684 for the three months ended September 30, 2008, compared to $1.0 million for the same period in 2007, due to a decrease of $55,120 in accounting fees associated with annual Sarbanes-Oxley Act of 2002 compliance requirements. Non-cash, share based compensation expense related to employee stock option grants decreased $71,813 due to the lower fair value of the stock options.  In addition, travel and related expenses decreased $23,376. These decreases were off-set by an increase of $57,636 of expenses associated with the write-off of previously capitalized expenses associated with our shelf registration and discontinued projects.

Lease Termination

In May 2008, we entered an agreement to terminate the lease for our corporate facility for consideration of $4.1 million which was recognized as a reduction to operating expense in September 2008.  Under the terms of the agreement, we received $1.0 million upon execution of the agreement and the remaining $3.1 million in September 2008, at the time we vacated the premises. We incurred costs of $116,867 related to relocation to our new facility and the lease buyout which were recognized in operating expense in September 2008.

Other Income (Expense), Net

Other income decreased 73%, or $112,333 to $42,556 for the three months ended September 30, 2008, compared to $154,889 for the comparable period in 2007. This decrease was due to a reduction in interest income due to lower cash balances and interest rates.

Net Income

    Net income for the three months ended September 30, 2008 was $890,370, compared to a net loss of ($3.1) million for the same period in 2007. The increase was primarily due to the gain from the termination of the lease for our corporate facility.

Comparison of the Nine Months Ended September 30, 2008, and 2007

Revenues

Total revenues decreased 55%, or $968,013 to $781,435 for the nine months ended September 30, 2008, compared to $1.7 million for the same period in 2007. This decrease is primarily due to the higher level of research and development fees and licensing revenues recognized in 2007 relating to a license agreement that was terminated in March 2007.

Royalty income decreased 18%, or $173,714 to $781,435 in the nine months ended September 30, 2008, compared to $955,149 for the same period in 2007. This decrease is primarily due to lower royalty income from our alliance with Perrigo. Royalty payments from Perrigo are based on Perrigo’s net profits from the sale of CDT-based products which involve uncertainties and are difficult to predict. Royalties from our relationship with Nutraceutix of approximately $72,000 for the period ending September 30, 2008, continue to decline as Nutraceutix sells through its inventory following the termination of our license agreement as of December 31, 2007.

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

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 19%, or $128,197 to $545,579 for the nine months ended September 30, 2008, compared to $673,776 for the same period in 2007. This decrease was primarily due to a decrease in advertising, tradeshow and related travel expenses due to a reduction in the number of advertisements and the number of employees attending tradeshows.

Research and Development Expenses

    Research and development expenses decreased 19%, or $1.0 million to $4.4 million for the nine months ended September 30, 2008, compared to $5.4 million for the same period in 2007. The decrease of approximately $1.0 million was primarily due to our decision to defer development activities on certain projects pending additional funding. In addition, non-cash, share based compensation expense decreased $219,886 related to annual employee stock option grants due to the lower fair value of the stock options as a result of the decrease in stock price.  These decreases were partially offset by an increase in outside consulting expense of $148,704 related to regulatory activities associated with our ibuprofen and pseudoephedrine projects.

General and Administrative Expenses

General and administrative expenses decreased 2%, or $63,304, to $3.2 million for the nine months ended September 30, 2008, compared to $3.3 million for the same period in 2007, primarily due to a decrease in non-cash, share-based compensation expense of $129,573 related to employee stock option grants due to the lower fair value of the stock options. Accounting charges associated with the annual Sarbanes-Oxley Act of 2002 compliance requirements decreased $62,692 and business and occupational taxes and travel expenses decreased $33,965. There decreases were offset by an increase in personnel expense of $106,692 for severance costs and annual increases in employee compensation.

Lease Termination

    In May 2008, we entered an agreement to terminate the lease for our corporate facility for consideration of $4.1 million, which was recognized as a reduction to operating expense in September 2008. Under the terms of the agreement, we received $1.0 million upon execution of the agreement and the remaining $3.1 million in September 2008, at the time we vacated the premises. We incurred costs of $116,867 related to relocation to our new facility and the lease buyout which were recognized in operating expense in September 2008.

Other Income (Expense), Net

Other income (expense) decreased 64%, or $347,082 to $195,294 for the nine months ended September 30, 2008, compared to $542,376 for the same period in 2007. This decrease was due to a decrease in interest income due to lower cash balances and interest rates.

Net Loss

    The net loss for the nine months ended September 30, 2008, decreased 55%, or $3.9 million to $3.2 million, compared with a net loss of $7.1 million for the same period in 2007. This decrease was primarily due to the gain of $4.1 million from the Lease Termination and Surrender Agreement associated with our corporate facility.

Liquidity and Capital Resources

We had approximately $8.9 million in cash and cash equivalents, and $564,000 in restricted cash as of September 30, 2008. We are investing our cash and cash equivalents in government-backed securities. We anticipate that, based on our current operating plan, our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations through the end of 2009. Our current operating plan reflects reductions in personnel, marketing and other expenses implemented earlier this year. We are actively managing our liquidity by limiting our clinical and development expenses to our lead products and supporting our existing alliances and collaborations. We have deferred expenditures on new projects pending additional financing or partnership opportunities. We plan to continue efforts to enter into collaboration and licensing agreements for our product candidates and seek other sources of capital to provide additional funding for our operations. If we are unsuccessful with these efforts, we may have to reduce operations or planned development activities.

In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process. In addition to the registered direct offering completed on December 4, 2007, and April 21, 2006, for approximately $4.2 million and $11.9 million respectively, we may offer from time-to-time, one or more additional offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. As of September 30, 2008, approximately $21.1 million remains available for issuance under this shelf registration statement which expires on December 1, 2008. We anticipate that we will file a new shelf registration statement prior to the expiration of our existing shelf registration. Under SEC rules, the Company would be permitted to offer securities under its existing registration statement while the new registration is on file with the SEC, but has not yet been declared effective.

We expect our operating losses and negative cash flow to continue as we advance preclinical research and clinical trials, apply for regulatory approvals, and support commercialization of our product candidates. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

Cash flows from operating activities—Net cash used in operating activities for the nine months ended September 30, 2008, was approximately $2.2 million compared to $4.7 million for the nine months ended September 30, 2007. Expenditures for the nine months ended September 30, 2008, decreased approximately $1.2 million. In addition, during the nine month period ended September 30, 2008, operating revenues decreased approximately $1.0 million due to lower royalty income and no research and development revenue and we received a cash payment of $4.1 million related to our facility lease buyout, which was recognized as a reduction to operating expense in September 2008.

Cash flows from investing activities—Cash flows used by investing activities of $726,447 represents restricted cash of $564,000 plus payments made for patent rights during the nine months ended September 30, 2008. The restricted cash is collateral for the outstanding letter of credit issued as collateral for our new facility lease. Cash flows provided by investing activities of $489,713 during the nine months ended September 30, 2007, primarily represented the application of maturing short-term investments to fund operating activities, off-set by purchases of equipment.

Cash flows from financing activities— Cash flows used by financing activities of $19,245 represent the exercise of stock options and warrants offset by payments made on our term loan during the nine months ended September 30, 2008. In the nine months ended September 30, 2007, cash flows from financing activities primarily represented the proceeds from a term loan to purchase a piece of equipment to be used in our research and development activities and proceeds from the exercise of stock options and warrants.  We received cash of $40,086 during the nine months ended September 30, 2008, from the exercise of outstanding stock options.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses since 2000, including net losses of $3.2 million for the three months ended September 30, 2008, $10.6 million in 2007, $10.7 million in 2006, and $8.9 million in 2005. We have accumulated net losses of approximately $61.1 million from our inception through September 30, 2008, and we expect to continue to incur significant operating losses in the future.

We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. Our product development program may not lead to commercial products, either because our product candidates fail to be effective, are not attractive to the market, or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our net losses are likely to continue as we advance preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, and support commercialization of our potential products.

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

We anticipate that, based on our current operating plan, our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations through the end of 2009. Our current operating plan reflects reductions in personnel, marketing and other expenses implemented earlier this year. We are actively managing our liquidity by limiting our clinical and development expenses to our lead products and supporting our existing alliances and collaborations. We have deferred expenditures on new projects pending additional funding or partnership opportunities. We plan to continue efforts to enter into collaboration and licensing agreements for our product candidates, including extended-release ibuprofen, that may provide additional funding for our operations. If we are unsuccessful with these efforts, we may have to curtail operations or planned development activities.

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

The drug delivery business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of controlled-release drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Some of our direct competitors in the drug delivery industry include Biovail, Inc., Penwest, SkyePharma PLC, Depomed, Elan, Flamel, Impax Laboratories, Inc., Labopharm, and KV Pharmaceuticals, Inc.

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

As of October 31, 2008, 41,130,270 shares of our common stock were outstanding, and there were 7,502,253 shares of our common stock issuable upon the exercise of outstanding options, restricted stock, and warrants. In addition, approximately $21.1 million in shares of our common stock will remain available for issuance under a shelf registration statement declared effective by the SEC in November 2005. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

SCOLR Pharma, Inc.

Date: November 6, 2008	By:	/s/ Daniel O. Wilds
Daniel O. Wilds
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2008	By:	/s/ Richard M. Levy
Chief Financial Officer and Vice President - Finance
(Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X