Form 10-K
period 2008-12-31
SCOLR Pharma, Inc.
filed 2009-03-11
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 001-31982
SCOLR Pharma, Inc.
 (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1689591 (IRS Employer Identification No.)

19204 North Creek Parkway, Suite 100 Bothell, WA (Address of principal executive offices)	98011 (Zip Code)
Registrant’s telephone number, including area code: (425) 368-1050
Securities registered under Section 12(b) of the Exchange Act: Common Stock, $0.001 par value per share (Title of each class)	Name of each exchange on which registered: NYSE Alternext US Exchange
Securities registered under Section 12(g) of the Exchange Act:
Series A Junior Participating Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $39.1 million, based upon the closing sale price on the NYSE Alternext US reported for such date. The number of shares outstanding of the registrant’s common stock was 41,098,270 as of March 6, 2009.
______________________

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Item 5 of this report and the information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the registrant’s 2009 annual meeting of stockholders.

SCOLR Pharma, Inc.
FORM 10-K

PART I

In this document, the words “we,” “our,” “ours,” and “us” refer only to SCOLR Pharma, Inc. and not to any other person or entity.

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

Overview

We are a specialty pharmaceutical company that combines formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platforms to develop novel prescription, over-the-counter (OTC), and nutritional products. Our CDT platforms are based on multiple issued and pending patents and other intellectual property for custom designed controlled release and/or enhanced performance of active pharmaceutical ingredients and nutritional products.

Our innovative drug delivery technologies enable us to customize the formulations of tablets or capsules in order to release their active ingredients predictably over a specified timeframe of up to 24 hours. Our platforms are designed to offer a cost effective means to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with a treatment program, reduce side effects, and/or increase drug safety. In addition, our technology can be incorporated into oral formulations to increase the solubility characteristics of previously non-soluble and sparingly-soluble drugs without employing costly or complex nano-crystalization, micro-milling or coated particle technologies.

We have developed multiple private label controlled release nutritional products incorporating our CDT platforms that are sold by national retailers. In October 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company for the manufacture, marketing, distribution, sale and use of certain dietary supplement products in the United States. We receive royalty payments based on a percentage of Perrigo’s net profits derived from the sales of products covered by our agreement.

Our lead product candidate is a CDT-based controlled release formulation of ibuprofen, an analgesic typically used for the treatment of pain, fever and inflammation. We successfully completed our pivotal phase III trial to evaluate the safety and efficacy of our 12 hour CDT 600mg controlled release ibuprofen for the OTC market. There are currently no controlled release formulations of ibuprofen approved for use in North America. In addition, we submitted our first Abbreviated New Drug Application, or ANDA, for our 12-hour pseudoephedrine product on August 5, 2008. In January 2009, the U.S. Food and Drug Administration, or FDA, issued a Complete Response Letter which requested additional information in the area of Chemical, Manufacturing and Controls, all of which was identified by the FDA as “minor.” Pseudoephedrine is a decongestant that is widely used to relieve sinus pressure related to allergies and the common cold. We have also conducted preliminary development of CDT-based controlled release formulations of ondansetron, rivastigmine, and risperidone, as well as an immediate release formulation of raloxifene. Potential formulations of ondansetron and raloxifene have been tested in clinical trials. Ondansetron is the active ingredient drug in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer. Raloxifene is the active ingredient in Evista®, Eli Lilly’s product for osteoporosis which uses a different solubilization technology. Rivastigmine is the active ingredient in Exelon®, the Novartis drug for management of Alzheimer’s disease. Risperidone is the active ingredient in Risperdal®, Janssen, L.P.’s product for the management of schizophrenia and bipolar mania.

We entered into a collaboration and license agreement with Dr. Reddy’s Laboratories to pursue development and commercialization of an undisclosed oral prescription drug with significant potential for the cardiopulmonary market using our CDT technology. We are developing other products that we have not disclosed for competitive reasons, and we are evaluating additional drugs as potential development candidates for expanding our portfolio of CDT applications.

We were incorporated on October 12, 1994, in Delaware under the name Caddy Systems, Inc. From April 1995 to July 2002, we operated under the name Nutraceutix, Inc. In July 2002, we changed our name to SCOLR, Inc. and to SCOLR Pharma, Inc. in July 2004. SCOLR is an acronym for “Self-Correcting Oral Linear Release,” an important feature of our lead technology.

Our principal executive offices are located at 19204 North Creek Parkway, Suite 100, Bothell, Washington 98011. Our general telephone number is (425) 368-1052. Our website is www.scolr.com. Information contained on our website is not part of, and is not incorporated into, this annual report. Our filings with the SEC are available without charge on our website.

Corporate Strategy

Our strategy is to develop prescription, OTC, and nutraceutical products utilizing our innovative oral drug delivery technologies. Our technologies enable us to develop custom formulations of tablets or capsules that release their active ingredients predictably over a specified timeframe of up to 24 hours. We believe that our technologies are capable of significantly improving the delivery of many prescription, OTC, and nutraceutical products.

We seek collaborative arrangements and alliances with corporate partners, licensors, and licensees to provide funding for the research, development, clinical testing, manufacturing, marketing, and commercialization of our product candidates. Controlled release drug delivery technologies such as our CDT platforms can be applied to reformulate existing drugs and extend the patent protection, thereby improving product release profiles and enhancing important revenue streams for pharmaceutical companies. Many pharmaceutical and specialty pharmaceutical companies have also successfully utilized controlled release technologies to develop product line extensions.

We expect to seek collaborations in order to advance the manufacturing, selling, and marketing of our potential products. However, based on an evaluation of each product opportunity and available funding, we may consider establishing limited manufacturing or sales and marketing capabilities to better maintain control over product development timelines and to capture more of their economic value of the opportunity. We do not currently have commercialization or manufacturing capabilities.

We spent $6.3 million on product research and development in 2008 and $7.8 million in 2007.

Commercial Relationships

An important part of our strategy is to seek collaborations and strategic partnerships to develop or market some of our products. We have entered into collaborations and currently plan to enter into additional collaborations with established third parties to manufacture and commercialize our existing and potential products. We are engaged in discussions with pharmaceutical companies regarding development of products incorporating our CDT platforms and other types of marketing, manufacturing, or distribution opportunities. Following is a summary of our recent collaborations.

Dr. Reddy’s Laboratories. On October 18, 2007, we entered into a collaboration and license agreement with Dr. Reddy’s Laboratories, an emerging global pharmaceutical company, to pursue the development and commercialization of an undisclosed oral prescription drug product. We have completed initial formulation work and product scale-up activities for pilot clinical trials. Under the terms of the agreement, Dr. Reddy’s is responsible for the development, manufacturing and marketing of the drug product. The agreement provides us with significant participation in net profits of the potential product after recovery of development and commercialization expenses.

Perrigo Company. On October 20, 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company. Perrigo is a leading global healthcare supplier and one of the world’s largest manufacturers of OTC pharmaceutical and nutritional products for the store brand and contract manufacturing markets. Under the agreement, we granted a license to our CDT technology to Perrigo for the manufacture, marketing, distribution, and sale of specific dietary supplements in the United States. In addition, Perrigo may request that we develop additional dietary supplement products that use our technologies to be added to the agreement. Subject to certain exceptions described in the agreement, the license we granted to Perrigo is exclusive. We receive royalty payments based on Perrigo’s net profits derived from the sales of products subject to the agreement. The first product shipments by Perrigo began in the first quarter of 2006. Perrigo introduced three additional once-daily CDT-based private label products during the fourth quarter of 2006, and a fifth product was added late in 2007.

Wyeth Consumer Healthcare. In December 2005, we entered a licensing agreement with Wyeth Consumer Healthcare, a division of Wyeth, granting exclusive worldwide rights to use our CDT platforms for the development, manufacture and commercialization of products containing ibuprofen. On March 14, 2007, we received a notice of termination from Wyeth that our agreement would be terminated (without cause) effective April 16, 2007. Since

December 2005 through the termination of the contract, we received more than $2.1 million in milestone and other payments from Wyeth.

BioCryst. On September 5, 2006, we entered into a research collaboration with BioCryst Pharmaceuticals to develop an oral formulation of peramivir, using our CDT platforms. Peramivir is a novel therapeutic being developed by BioCryst for treatment of seasonal and life threatening influenza with a focus on intravenous and intramuscular delivery. The goal of the collaboration is to develop a tablet or capsule formulation for the oral administration of peramivir that improves its oral bioavailability. While this alliance has not proceeded to the next stage, we made significant progress in developing technology which offers the potential to create oral formulations for similar antiviral compounds and other injectable drugs.

Nutraceutix. We completed the sale of our probiotics development and manufacturing activities to Nutraceutix, Inc. as of December 31, 2003. In connection with the sale, we granted Nutraceutix the right to manufacture and sell certain products utilizing our CDT technologies. Subject to the rights of Nutraceutix to continue sales of certain inventories for up to one year, the license terminated on December 31, 2007.

Our CDT Platforms

We believe that our proprietary CDT platforms have the potential to significantly improve a large number of oral prescription, OTC, and nutritional products.  Our proprietary CDT technologies can be used in solid oral dosage formulations to yield tablets or capsules that release their active agents in a custom designed, controlled manner over a specified timeframe of up to 24 hours.

Oral administration is the preferred route for drug delivery due to its convenience and widely accepted use. However, many orally-administered, immediate release drug products are rapidly utilized by the body, thereby requiring more frequent administration throughout the day. Consequently, patient non-compliance can be a significant problem for many of these products. Our oral controlled release technologies can eliminate the need for multiple daily dosing by extending the release of the active drug component so that the product maintains its therapeutic usefulness over a longer period of time. In addition, lowering the peak levels of certain drugs in the blood by extending their release profile may reduce the adverse effects associated with peak levels of these drugs.

Our CDT platforms provide a robust, simple and cost effective approach to drug tablet and capsule formulation that employ a simplified manufacturing processes using conventional granulation, blending, and compression equipment in a two or three-step process. Our controlled release tablet and capsule formulations contain readily available and generally-regarded-as-safe (GRAS) excipients (i.e., non-drug ingredients such as hydrophilic polymers, amino acids, or electrolytes). These excipients are used to modulate the release rate of the drug to provide delivery profiles, including controlled release with improved linearity or zero-order kinetics, first order kinetics, delayed release and/or bimodal release.

Our CDT technologies can accommodate comparatively high volumes of an active ingredient while being adaptable to deliver these active ingredients over a wide range of release profiles and timeframes. We believe that our CDT-based tablet and capsule formulations are capable of generating the controlled release profiles required for reproducible, cost-effective, and optimized in-vivo delivery of drugs for up to 24 hours.

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

Our CDT platforms are based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. In aggregate, our amino acid, salt-based, and dual polymer technologies offer a range of formulation alternatives capable of addressing some of the most challenging hurdles in oral drug delivery, including zero order kinetics, poorly soluble active ingredients, and ingredients that are difficult to tablet. We have also done preliminary work on formulations that could provide enhanced bioavailability for selected drug targets. Our issued patents are summarized below.

•       Dual Polymer Patent—(U.S. Patent No. 6,337,091 issued 2002 and expiring in 2017). This first generation of our technology is based on hydrophilic matrices which allow for the controlled diffusion of active ingredients from the matrix through progressive swelling and erosion of the tablets. The resulting CDT tablets or capsules employ combinations of conventional tableting materials selected specifically for the active ingredient(s) and the desired release profile. Various release patterns and rates can be achieved depending upon the matrix composition, the selection and ratio of polymers, ionic substrates, and excipients.

•       Salt Patent—(U.S. Patent No. 6,090,411 issued July 18, 2000 and expiring in 2018). This technology provides for the controlled and programmable release of the active pharmaceutical ingredient (API) with zero-order kinetics through dry blending and direct compression of a salt, a polymer, and the API. We believe that this salt-based technology

            1) our technology employs a comparatively simple, two-step manufacturing process (involving no granulation), and the dry blending of a selected salt and polymer to create a dry matrix;

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

•       Amino Acid Patents—(U.S. Patent No. 6,517,868 issued February 11, 2003, U.S. Patent No. 6,936,275 issued August 30, 2005, and U.S. Patent 7,229,642 issued June 12, 2007). These technologies employ a controlled release matrix system based on the application of amino acids, gums and polymers which may improve drug solubility within the dosage form via hydrophobic/polar interaction. Our amino acid technologies are designed to offer simpler solutions to certain difficult formulation challenges. For example, our amino acid technologies are designed to successfully deliver poorly soluble drugs that are complex to formulate and difficult to manufacture using standard techniques and processes. The first of our amino acid patents will begin to expire in 2019.

Product Development

Our proprietary drug delivery technologies are applicable to a wide range of drugs with different physical and chemical properties, including water soluble and insoluble drugs, as well as high dose and low dose drugs. Using our CDT platforms, we can formulate drugs with precise release profiles. In selecting product candidates for development, we generally focus on the applicability of our platforms to a particular compound and benefits to patients, as well as market size, patent protection, competition and other factors.

Our CDT technologies have been used to develop several dietary supplement products that are currently manufactured and distributed by third parties. We currently receive royalties and other payments from the sale of products that incorporate our CDT technology, including combinations of glucosamine and chondroitin, calcium and other dietary products. These sales are being generated through our alliance with Perrigo, including relationships with national retailers. Our CDT glucosamine and chondroitin and calcium products are currently available nationwide.

We have also applied our CDT platforms to a portfolio of more than 20 pharmaceutical targets on a developmental demonstration basis. These target candidates include existing analgesic, cardiovascular, diabetes, anti-nausea, and pulmonary products. We have an internal development program targeting a select group of significant, existing drugs for reformulation in an effort to demonstrate the applicability and viability of our CDT platforms and for licensing to potential partners. We have engaged in development of CDT-based controlled release formulation of a number of products, including ibuprofen, pseudoephedrine, ondansetron, rivastigmine, and risperidone, as well as an immediate release formulations of raloxifene. We are currently evaluating additional drugs as potential CDT development candidates for expanding our growing portfolio of CDT applications. Although we are proceeding with development of our lead products, controlled release ibuprofen and pseudoephedrine, we are deferring significant expenditures on new projects as pending additional financing or partnership support.

The following tables summarize information regarding our current primary target candidates, clinical experience with other targets, and formulation work with other drugs and dietary supplements. These tables are qualified in their entirety by reference to the more detailed descriptions contained elsewhere in this annual report.

Current Development Targets

Product	Application	Potential Advantages	Current Global Market Estimate(1)	Comments

12 hr Ibuprofen	OTC Analgesic	- 1st controlled release OTC ibuprofen - 1 tablet vs. 3 every 12 hrs. - Lower cost - Patent protected	>$1 billion (Includes all ibuprofen-containing products)	Successful Pivotal Phase III completed Actual Use Study required prior to FDA submission NDA 505(B)2 planned 2010

12 hr Pseudoephedrine	OTC Decongestant	- 1/3rd size of current OTC products - Lower cost - Patent protected	>$250 million (Includes all pseudoephedrine-containing products)	ANDA submitted August 2008 Complete Response Letter received January 2009 with minor (CMC) deficiencies noted

DRL Collaboration: Undisclosed CDT-based Rx target	Cardiopulmonary	- Lower cost - Patent protected - Other non-disclosed	Undisclosed	Confidential

(1)	Includes branded and generic products. Market data sources – Credit Suisse, IMS, Biopharm Insight, Verispan/VONA, IRI, SCOLR estimates.

Following are additional targets with completed clinical work pending additional financing or partnerships.

Clinical Experience

Product	Application	Comments

IR Raloxifene	Rx Osteoporosis	Two pilot pharmacokinetic trials completed

ER Ondansetron	Rx Anti-Nausea	Two pilot pharmacokinetic trials completed

ER Phenylephrine	OTC Decongestant	Initial pilot pharmacokinetic trial completed

ER Niacin	Cardiovascular	In-vivo performance comparable to Niaspan®

Niaspan® is a trademark of Abbott Laboratories.

Formulation Experience

Product	Application	Features

Fenofibrate (Tricor®)	Hypercholesterolemia, Hypertriglyceridemia	Novel immediate release tablet Novel solid dispersion formulation

Gabapentin (Lyrica®)	Pain Management	Novel 12 hour controlled release tablets

Tramadol (Ultram®)	Pain Management	Novel 12 and 24 hour controlled release tablets

Propranolol (Inderal LA®)	Beta-Blocker	Comparable to reference listed drug

Metoprolol (Toprol XL®)	Beta-Blocker	Comparable to reference listed drug

Diltiazem HCl (Dilacor®)	Ca channel Blocker	Comparable to reference listed drug

Nifedipine (Procardia®)	Ca channel Blocker	Comparable to reference listed drug

Verapamil (Covera-HS®)	Ca channel Blocker	Comparable to reference listed drug

Rivastigmine (Exelon®)	Alzheimer’s Disease	Novel 24 hour controlled release tablets

Risperidone (Risperdal®)	Schizophrenia/Bi-Polar	Novel 24 hour controlled release tablets

Glipizide (Glucotrol® XL)	Diabetes	Comparable to reference listed drug

Metformin (Glucophage® XR)	Diabetes	Comparable to reference listed drug

Dimenhydrinate (Dramamine®)	Motion Sickness	Novel 24 hour controlled release tablets

Theophylline (Theo-Dur®)	Asthma, Bronchodilator	Novel 12 hour controlled release tablets

Tricor® is a trademark of Abbott Laboratories; Lyrica®, Procardia®, Glucotrol®, Dramamine® and Covera-HS® are trademarks of Pfizer; Ultram® and Risperdal® are trademarks of J&J; Inderal LA® is a trademark of Wyeth; Toprol® is a trademark of AstraZeneca; Dilacor® is a trademark of Watson; Exelon® is a trademark of Novartis; Glucophage® is a trademark of Bristol-Myers.

Dietary Supplements

Product	Features	Status

Glucosamine Chondroitin 500/400 (mg)	24 hour once daily tablets	- On Market

Glucosamine Chondroitin MSM 500/400/200 (mg)	24 hour once daily tablets	- On Market

Glucosamine Chondroitin (Sodium Free) 500/400 (mg)	12 hour controlled release tablets	- On Market

Glucosamine Sulfate 750 (mg)	12 hour controlled release tablets	- On Market

Calcium with Vitamin D 600/500 (mg/IU)	24 hour once daily tablets	- On Market

Vitamin C 500 (mg)	12 hour controlled release tablets (ascorbic acid delivered over 12 hrs)	- Available

Vitamin C 1000 (mg)	24 hour controlled release tablets (ascorbic acid delivered over 24 hrs)	- Available

Mineral Ascorbates 500 (mg)	12 hour controlled release tablets (ascorbic acid delivered over 12 hrs)	- Available

Niacin 250 (mg)	12 and 24 hour controlled release tablets	- Licensed

Caffeine 200 (mg)	10 hour controlled release tablets (for 12 hours of energy)	- Available

Guarana, Green Tea (200 mg Caffeine eq.)	10 hour controlled release tablets (for 12 hours of energy)	- Available

Novasoy®	Custom designed Pre-blends	- On Market (ADM)

Echinacea 400 (mg)	12 hour controlled release tablets	- Available

Ginkgo Biloba 120 (mg)	12 hour controlled release tablets	- Available

St. John's Wort 300 (mg)	12 hour controlled release tablets	- Available

Novasoy® is a trademark of the Archer Daniels Midland Company.

Development Status of Lead Products

Ibuprofen—We developed a controlled release formulation of ibuprofen based on our CDT platforms and continue preparations for submission of a New Drug Application, or NDA, for a 12-hour CDT-based ibuprofen product. Our pivotal Phase III clinical trial to evaluate the efficacy of our formulation achieved both primary endpoints and key secondary endpoints with no significant adverse events. The trial was a randomized, placebo controlled, double blind, parallel group study designed to evaluate the efficacy of multiple doses of ibuprofen 600 mg ER in dental pain following third molar extraction. The first primary endpoint was to demonstrate analgesic efficacy for the 8-12 hour period after the first dose as compared to placebo. The second primary endpoint measured the durability of effect of SCOLR’s formulation by the proportion of subjects in the controlled release group with meaningful improvement in pain intensity from baseline at all three assessment periods of 24, 36, and 48 hours. Both primary endpoints achieved positive, statistically significant results, at the p<0.0001 level. While we have undertaken the preparatory work for the actual use study required prior to submission of our NDA, we do not expect to be able to complete the required study without additional funding. There are currently no controlled release formulations of ibuprofen approved for use in North America. Based on industry sources, we estimate that global sales of ibuprofen are more than $1 billion per year.

Pseudoephedrine—We filed our first ANDA submission during August 2008. Our submission was accepted by the FDA in September 2008 (after 36 business days) and we received a complete response letter in January 2009. The complete response letter issued to us requests additional information in the area of Chemical Manufacturing and Controls, all of which was identified by the FDA as “minor.” The complete response letter is used to inform applicants of changes required in the application before an application can be approved, and communicates that the drug application will not be approved in its current form. We have initiated work to provide the additional information requested by the FDA. We believe our formulation will offer attractive tablet size and cost saving opportunities when compared to similar tablets already on the market. Based on industry sources, we estimate that aggregate North American sales of products containing pseudoephedrine have been more than $1 billion per year. However, our ability to commercialize products containing pseudoephedrine may be adversely impacted by legislative and market changes relating to diversion.

Raloxifene—We completed initial pilot pharmacokinetic clinical evaluations of CDT-based immediate release raloxifene formulations. While the results of those trials supported the advancement of an additional formulation and clinical work, we suspended further work on this compound pending additional funding or partnership interest. Raloxifene is used to prevent and treat osteoporosis. Additional studies would be required to provide further insight into the capabilities of the CDT-based technology and our ability to enhance bioavailability as well as to support development of a raloxifene product. Evista® is Eli Lilly’s immediate release raloxifene product for osteoporosis utilizing a complex solubilization technology. In 2007, Eli Lilly reported more than $1 billion in global sales of Evista.

Ondansetron—We completed initial pilot bioavailability testing of our refined 24-hour CDT-based ondansetron formulation. The results indicate that our amino acid formulation technology is capable of producing a once daily controlled release ondansetron tablet. We suspended further work on this compound pending additional funding or partnership interest. Ondansetron is the active ingredient in Zofran®, GlaxoSmithKline’s product for anti-nausea and vomiting associated with chemotherapy and radiation treatments for cancer.

Intellectual Property

We believe that patent and trade secret protection of our CDT platforms are important to our business and that our success will depend in part on our ability to maintain existing patent protection, obtain additional patents, maintain trade secret protection, and operate without infringing the proprietary rights of others. We have rights to five U.S. patents and three federal trademark registrations. Our policy is to pursue registrations for all of the trademarks associated with our key products and technologies. Our registered trademarks include: “CDT,” the CDT logo and design, and “SCOLR.”

Our CDT platforms are based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. Our intellectual property includes two U.S. patents licensed exclusively to us by Temple University and two patent rights assigned to us by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. Dr. Fassihi currently serves on our board of directors and is a consultant. Dr. Fassihi is also one of the inventors of the two patents licensed to us by Temple University. We are obligated to pay annual license maintenance fees, share in some up-front payments from customers, and pay royalties based on product sales with respect to the CDT patents licensed from Temple University or assigned to us by Dr. Fassihi. In the future, we plan to file further U.S. and foreign patent applications directed to new or improved products or processes.

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

Competition

Our business is highly competitive and is affected by new technologies, government regulations, availability of financing, and other factors. In the drug delivery field, examples of our major competitors include, Biovail, Inc., Pacira Pharmaceutical Inc., Penwest, SkyePharma PLC, Depomed, Elan Corporation, PLC, Flamel Technologies, Inc., Impax Laboratories, Inc., Labopharm, Inc., and KV Pharmaceutical Company, as well as internal programs within many of the large pharmaceutical companies. The successful development and commercialization of major controlled-delivery prescription drugs can take five or more years and millions of dollars of research and clinical trials. These major competitors generally are better funded and equipped to fully realize the potential from new and unique patented drug delivery systems and are in possession of significantly stronger financial and research and development resources.

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

Environmental Matters

Compliance with federal, state and local requirements which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment have not had, nor are they anticipated to have in the future, a material effect on our capital expenditures, earnings or competitive position.

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

The approval process requires substantial time, effort and financial resources, and we cannot be sure that any approval will be granted on a timely basis, or at all. There are several kinds of new drug applications, or NDAs, that may be submitted to obtain FDA approval of our or our collaborators’ drugs, including full NDAs; section 505(b)(2) NDAs; and abbreviated new drug applications, or ANDAs. A “full” NDA is an NDA in which the information required for approval, including investigations of safety and effectiveness, comes from studies conducted by or for the sponsor or for which the sponsor has obtained a right of reference. A section “505(b)(2)” NDA is an NDA in which at least some of the information required for approval comes from studies not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference. An abbreviated new drug application, or ANDA, usually utilizes for proof of safety and effectiveness data demonstrating that the drug is “bioequivalent” to a drug which the FDA has previously approved.

NDAs: Approval of a full NDA by the FDA requires pre-clinical laboratory and animal tests and formulation studies; submission to the FDA of an Investigational New Drug Application for human clinical testing, which must be in effect before clinical trials can begin; and adequate and well-controlled clinical trials to establish safety and effectiveness of the product candidate for each indication for which approval is sought. To obtain approval an applicant must submit their application to the FDA; the FDA must complete a pre-approval inspection of manufacturing, analytical, and clinical research facilities to ensure that they are in compliance with cGMP, cGLP, local, state, and federal rules and regulations; and the FDA must deem the product safe and effective.”

505(b)(2) NDAs: Section 505(b)(2) applications contain the full reports of investigations of safety and effectiveness as a traditional NDA, but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained the right to reference. To obtain approval an applicant must submit its application to the FDA; the FDA must complete a pre-approval inspection of manufacturing, analytical, and clinical research facilities to ensure that they are in compliance with cGMP, cGLP, local, state, and federal rules and regulations; and the FDA must deem the product safe and effective.” Preparing a 505(b) (2) NDA is generally less costly and time-consuming than preparing a full NDA.

ANDAs: The FDA may approve an ANDA if the product is the same in important respects as an already approved drug, or if the FDA has declared the drug suitable for an ANDA submission. An ANDA contains information to show that the proposed product is identical in active ingredient, dosage form, strength, route of administration, labeling, quality, performance characteristics, and intended use to a previously approved product. To obtain approval an applicant must submit their application to the FDA; the FDA must complete a pre-approval inspection of manufacturing, analytical, and clinical research facilities to ensure that they are in compliance with cGMP, cGLP, local, state, and federal rules and regulations; and the FDA must deem the product safe and effective. Conducting bioequivalence studies is less time-consuming and costly than conducting pre-clinical and clinical studies necessary to support an NDA.

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

Employees

As of December 31, 2008, we employed 17 employees, all of whom are full time. None of our employees is represented by labor unions. We believe our relationship with employees is good. On January 30, 2009, Dr. Bruce S. Mora joined us as Chief Executive Officer and President.

Executive Officers

Our executive officers are generally elected annually at the meeting of our board of directors held in conjunction with the annual meeting of stockholders. The following are our current executive officers and their ages as of March 1, 2009:

Name	Age	Office	Position Since
Bruce S. Morra	55	President and Chief Executive Officer	2009
Richard M. Levy	50	Vice President of Finance and Chief Financial Officer	2005
Alan M. Mitchel	52	Senior Vice President of Business and Legal Affairs	2005
Stephen J. Turner	38	Vice President, Chief Technical Officer	2003

The following sets forth the business experience, principal occupations and employment of each of our current executive officers.

Bruce S. Morra, Ph.D., M.B.A., was appointed our President and Chief Executive Officer in January 2009. From 2004 to 2009, Dr. Morra was a consultant to companies in the pharmaceutical, medical device, drug delivery, biotech and polymers industries. From 2003 to 2004, Dr. Morra was president of West Pharmaceutical Services’ drug delivery and contract clinical research businesses. From 2002 to 2003, he was chief business officer of Progenitor Cell Therapy, LLC, a start-up company performing stem cell and other cell therapy process, device and drug contract research and manufacturing. From 1998 to 2004, Dr. Morra served as president, chief operating officer and chief financial officer of Biopore Corporation and its sister company Polygenetics, Inc. He serves on the boards of directors of InforMedix Holdings, Inc. and Unigene Laboratories, Inc.  Dr. Morra earned his Ph.D. and M.S. in Polymer Science and Engineering and his M.B.A. from the University of Massachusetts, Ahmerst in 1980, after graduating magna cum laude in Chemical Engineering from Princeton University in 1976.

Richard M. Levy was appointed Chief Financial Officer and Vice President of Finance on June 8, 2006, and served as interim Chief Financial Officer and Vice President of Finance commencing December 15, 2005. Mr. Levy has experience as chief financial officer, controller, consultant and auditor. He served as the CFO for the specialty finance segment and corporate controller for Washington Mutual Bank. Mr. Levy worked for Bank of America for seven years. His experience there included serving as the senior vice president and controller of Bank of America Texas operations and also included coordinating all accounting activities and acting as chief financial officer for new acquisitions. His work at Bank of America also included international financial management experience in its international private banking and world banking divisions. His corporate financial duties included serving as director and as chief financial officer of various Bank of America subsidiaries. Mr. Levy earned his BA in business economics and accounting from the University of California, Santa Barbara and is licensed as a CPA.

Alan M. Mitchel has worked for SCOLR Pharma since January 2005 as Senior Vice President of Business and Legal Affairs and Chief Legal Officer. For more than five years prior to joining us, Mr. Mitchel practiced corporate law with private law firms in Seattle and Miami. Mr. Mitchel received an LLB from Duke University School of Law.

Stephen J. Turner has worked for SCOLR Pharma since the fall of 1999 and primarily has been responsible for the commercialization and application of our CDT platforms. In 2003, Mr. Turner was promoted to our Vice President and Chief Technical Officer. In addition to Mr. Turner’s involvement in our growth and application of our technology platforms, he is named on one patent issued to SCOLR, has contributed to numerous additional patent filings, has published articles in industry related publications, and has presented his research findings at numerous academic seminars and symposia. Mr. Turner is an active member in scientific organizations including AAPS (American Association of Pharmaceutical Scientists) and the Controlled Release Society. Mr. Turner holds a BS in biology with a minor in geochemistry from Western Washington University.

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

We do not have sufficient cash to fund the development of our drug delivery operations. If we are unable to obtain additional financing during 2009, we will be required to curtail or cease operations.

We anticipate that, based on our current operating plan, our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations until late 2009. Our current operating plan reflects reductions in personnel, marketing and other expenses implemented during 2008. We are actively managing our liquidity by limiting our clinical and development expenses to our lead products and supporting our existing alliances and collaborations. We have deferred all significant expenditures on new projects as well as major expenditures for our lead products pending additional financing or partnership support. We plan to continue efforts to enter into collaboration and licensing agreements for our product candidates, including controlled release ibuprofen, that may provide additional funding for our operations. If we are unsuccessful with these efforts, we may have to curtail operations or cease operations.

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

We have a history of substantial operating losses and we expect to continue to incur substantial losses in the future, which may negatively impact our ability to run our business.

We have a history of operating losses and we expect to continue to incur significant losses in the future. We plan to continue the costly process of simultaneously conducting clinical trials and preclinical research for multiple product candidates. Our product development program may not lead to commercial products, either because our product candidates fail to be effective, are not attractive to the market, or because we lack the necessary financial or other resources or relationships to pursue our programs through commercialization. Our net losses are likely to continue as we advance preclinical research and clinical trials, apply for regulatory approvals, develop our product candidates, and support commercialization of our potential products.

We have funded our operations primarily through the issuance of equity securities and we may not be able to generate positive cash flow in the future. We need to seek additional funds through the issuance of equity securities or other sources of financing. If we are unable to obtain necessary additional financing, our ability to run our business will be adversely affected and we may be required to reduce the scope of our research and business activity or cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered accounting firm relating to our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph.

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

In order to obtain regulatory approvals for the commercial sale of potential products utilizing our CDT platforms, we or our collaborators will be required to complete clinical trials in humans to demonstrate the safety and efficacy, or in certain cases, the bioequivalence, of the products. However, we or our collaborators may not be able to commence or complete these clinical trials in any specified time period, or at all, either because the appropriate regulatory agency objects or for other reasons, including:

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

The drug delivery business is highly competitive and is affected by new technologies, governmental regulations, health care legislation, availability of financing, litigation and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. We are subject to competition from numerous other entities that currently operate or intend to operate in the industry. These include companies that are engaged in the development of controlled release drug delivery technologies and products as well as other manufacturers that may decide to undertake in-house development of these products. Some of our direct competitors in the drug delivery industry include Biovail, Inc., Penwest, SkyePharma PLC, Depomed, Elan, Flamel, Impax Laboratories, Inc., Labopharm, and KV Pharmaceuticals, Inc. Many of the major pharmaceutical companies also have internal drug delivery programs that may compete directly with our business.

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

We are engaged in the development of a controlled release formulation of pseudoephedrine. On March 10, 2006, Congress enacted the Patriot Act, which included the Combat Methamphetamine Epidemic Act of 2005. Among its various provisions, this national legislation placed restrictions on the purchase and sale of all products containing pseudoephedrine and imposed quotas on manufacturers relating to the sale of products containing pseudoephedrine. Many states have also imposed statutory and regulatory restrictions on the manufacture, distribution and sale of pseudoephedrine products. We believe that such quotas and restrictions resulted in delays in obtaining materials necessary for the development of our pseudoephedrine product. Our ability to commercialize products containing pseudoephedrine and the market for such products may be adversely impacted by existing or new retail sales controls, legislation and market changes relating to diversion and misuse of pseudoephedrine in the production of methamphetamine.

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

Some of our products are being developed and commercialized in collaboration with corporate partners. Under these collaborations, we may be dependent on our collaborators to fund some portion of development, to conduct clinical trials, to obtain regulatory approvals for, and manufacture, market and sell products using our CDT platforms.

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

The success of our operations will depend to a great extent on the collective experience, abilities and continued service of relatively few individuals. We are dependent upon the continued availability of the services of our employees, many of whom are individually key to our future success. For example, if we lose the services of Dr. Bruce S. Morra, our Chief Executive Officer and President, or our Vice President and Chief Technical Officer, Stephen J. Turner, we could experience a negative impact on our ability to develop and commercialize our CDT technology, our financial results, and our stock price. We also rely on members of our scientific staff for product research and development. The loss of the services of key members of this staff could substantially impair our ongoing research and development and our ability to obtain additional financing. We do not carry key man life insurance on any of our personnel.

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

The NYSE Alternext U.S. (formerly the American Stock Exchange, or AMEX) may consider delisting our common stock.

Section 1003 of the AMEX Company Guide (Application of Policies) provides that the AMEX may cause our common stock to be delisted under certain circumstances, including in connection with our failure to maintain stockholders' equity of at least $6,000,000, or where our financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether we will be able to continue operations and/or meet our obligations as they mature. In the event we are unable to increase our revenue, obtain additional financing or otherwise obtain funding for our ongoing operations, our stockholders' equity may fall below the $6,000,000 threshold, or the AMEX may determine to delist our common stock based on our financial condition.  If we are delisted from the AMEX then our common stock will trade, if at all, only on the over-the-counter markets, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit the liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from AMEX could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of December 31, 2008, 41,130,270 shares of our common stock were outstanding, and there were 7,615,481 shares of our common stock issuable upon the exercise of outstanding options, and warrants. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

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

Our corporate headquarters, including administrative offices and research and development facilities, are located approximately 20 miles northeast of Seattle, Washington at 19204 North Creek Parkway, Suite 100, Bothell, Washington 98011.

1. The property, consisting of approximately 20,468 square feet, is leased until January 31, 2016.

Item 3.	Legal Proceedings

We are not a party to any material litigation.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our stockholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE Alternext US Exchange under the symbol “DDD.” The last sale price of our common stock as reported on the NYSE Alternext US on March 6, 2009, was $0.44 per share. The following table sets forth the range of high and low close prices for our common stock as reported on the NYSE Alternext US Exchange for each full quarterly period from January 1, 2007, through December 31, 2008.

COMMON STOCK

2008	High	Low
First Quarter	$1.41	$1.03
Second Quarter	1.30	.93
Third Quarter	1.19	.79
Fourth Quarter	1.04	.49

2007
First Quarter	$4.80	$2.07
Second Quarter	2.82	2.21
Third Quarter	3.00	1.62
Fourth Quarter	3.89	1.17

As of March 6, 2009, we had 1,198 stockholders of record. We have not paid or declared any dividends upon our common stock since inception and do not contemplate or anticipate paying any dividends upon the common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to our equity compensation plans is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders. Additional information regarding our equity compensation plans is provided in Note 12 to our financial statements in this annual report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty pharmaceutical company. Our corporate objective is to combine our formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platforms to develop novel pharmaceutical, OTC, and nutritional products. Our CDT platforms are based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products. Our strategy includes a significant commitment to research and development activities in connection with our drug delivery platforms. Our results of operations going forward depend on our ability to commercialize our products and technology and generate royalties, licensing fees, development fees, milestone and similar payments.

We expect our operating losses and negative cash flow to continue as we advance preclinical research an actual use study and related work to support applications for regulatory approvals and commercialization of our product candidates. We will need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. The issuance of a large number of additional equity securities could cause substantial dilution to existing stockholders and could cause a decrease in the market price for shares of our common stock, which could impair our ability to raise capital in the future through the issuance of equity securities. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, our business will be adversely affected and we may be required to reduce the scope of our development activities or discontinue operations.

During September 2008, we relocated our offices to Bothell, Washington and received the remaining $3.1 million of the $4.1 million payment for termination of our lease in Bellevue, Washington. We have taken other steps to reduce expenses, including reductions in personnel and marketing, and the termination of a lease for additional space in Bellevue, Washington. We are actively managing our liquidity and capital resources by deferring significant expenses on development activities pending additional financing or partnership opportunities

Critical Accounting Policies and Estimates

Our financial statements are presented in accordance with accounting principles that are generally accepted in the United States. All professional accounting standards effective as of December 31, 2008, have been taken into consideration in preparing the financial statements. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, therefore, actual results could differ from those estimates. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements.

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

Deferred Taxes—Valuation Allowance

We make estimates and use our judgment in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we may consider any potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which we made such determination. At December 31, 2008, we had recorded full valuation totaling approximately $18.0 million against our net deferred tax assets.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Revenues

Total revenues for the year ended December 31, 2008, were $958,320, a decrease of 51%, compared to $2.0 million for the same period in 2007. This decrease is primarily due to the higher level of research and development fees and licensing revenues in 2007 relating to a license agreement terminated in March 2007.

Royalty revenue from our CDT-based product sales of dietary supplement markets decreased 19%, or $219,164 to $958,320 for the year ended December 31, 2008, compared to $1.2 million for the same period in 2007 as a result of royalties generated through our alliance with Perrigo. Royalty payments from Perrigo are based solely on Perrigo’s net profits of CDT-based products which involve uncertainties and are difficult to predict. Revenues from Nutraceutix declined in 2008 as our license terminated on December 31, 2007 and Nutraceutix had limited rights to continue sales of certain inventory during 2008.

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

Marketing and Selling Expenses

Marketing and selling expenses decreased 28%, or $264,021, to $672,675 for the year ended December 31, 2008, compared to $936,696 for the same period in 2007, primarily due to a decrease of $84,516 in advertising, tradeshow activities and related travel. In addition, payroll and related expenses decreased $133,129 in 2008 due to the reduction in staff early in the year and non-cash share-based compensation expense resulting from the lower fair value of stock options granted.

Research and Development Expenses

Research and development expenses decreased 19%, or $1.5 million, to $6.3 million for the year ended December 31, 2008, compared to $7.8 million for the same period in 2007. The decrease of $1.5 million was primarily due to our decision to defer development activities on certain projects pending additional funding. In addition, non-cash, share based compensation expense decreased $211,843 related to annual employee stock option grants due to the lower fair value of the stock options.  These decreases were offset by an increase in outside consulting expense of $221,197 related to regulatory activities associated with our ibuprofen and pseudoephedrine projects.

General and Administrative Expenses

General and administrative expenses decreased 4%, or $198,259, to $4.4 million for the year ended December 31, 2008, compared to $4.6 million for the same period in 2007. This decrease is primarily due to a decrease in non-cash, share-based compensation expense of $158,143 related to employee stock option grants due to the lower fair value of the stock options and a lower bonus expense of $105,084. These decreases were offset by an increase in personnel expense of $64,084 for severance costs and annual increases in employee compensation.

Lease Termination

In May 2008, we entered into a lease termination and surrender agreement, under which we agreed to terminate the lease for our corporate facility for $4.1 million. Under the terms of the agreement, we received $1.0 million upon execution of the agreement and the remaining $3.1 million in September 2008, when we vacated the premises. We incurred costs of $116,867 related to relocation to our new facility and the lease buyout which were recognized in operating expense in September 2008.

Other Income (Expense), Net

Other income decreased 68%, or $453,634, to $215,593 for the year ended December 31, 2008, compared to $669,227 for the same period in 2007. This decrease was primarily due to a decrease in interest income due to lower cash   balances and interest rates.

Net Loss

Net loss decreased 42%, or $4.5 million, to $6.1 million for the year ended December 31, 2008, compared to $10.6 million for the same period in 2007. This decrease was primarily due to the gain of $4.1 million from the Lease Termination and Surrender Agreement associated with our corporate facility.

 Liquidity and Capital Resources

We had approximately $6.4 million in cash and cash equivalents, and $473,711 in restricted cash as of December 31, 2008. We are investing our cash and cash equivalents in government-backed securities. We have limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, and collaborative research agreements. Based on our current operating plan, we anticipate that our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations until late 2009. We are pursing new partnerships as well as collaborations, and exploring other financing options that would enable us to provide additional funding for our operations. However, we cannot be assured that financing will be available.

Our business will require substantial additional investment that we have not yet secured. Our plan is to raise capital and/or to pursue partnering opportunities. Our current operating plan reflects reductions in personnel, marketing and other operating expenses implemented in 2008. We are actively managing our liquidity by limiting clinical and development expenses to our lead products and supporting our existing alliances and collaborations. We have deferred all significant expenditures on new projects pending additional financing or partnership support. Without additional funding we do not expect to be able to complete development of our current projects

We plan to continue efforts to enter into collaboration and licensing agreements for our product candidates and seek other sources of capital to provide additional funding for our operations. We cannot be assured that financing will be available on favorable terms or at all. Our failure to raise capital, including financial support from partnerships or other collaborations, in 2009 will materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease operations. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph.

In November 2005, the Securities and Exchange Commission declared effective our registration statement that we filed using a “shelf” registration process which expired on December 1, 2008.  Under this registration statement, we offered from time-to-time, one or more offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. Registered direct offerings were completed on December 4, 2007, and April 21, 2006, for approximately $3.6 million and $10.9 million respectively.

On November 14, 2008, we filed a new shelf registration statement in the amount of $40 million. At the time the new shelf registration was filed, $21.0 million remained available for issuance under the November 2005 filing. On November 25, 2008, the Securities and Exchange Commission declared our registration statement effective. Under this registration statement, we may offer from time-to-time, one or more offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to our existing stockholders.

Cash flows from operating activities—Net cash used in operating activities for the year ended December 31, 2008, was approximately $4.7 million compared to $7.8 million for the year end December 31, 2007. Expenditures for the year ended December 31, 2008, decreased approximately $2.0 million. In addition, during the year ended December 31, 2008, operating revenues decreased approximately $1.0 million due to lower royalty income and no research and development revenue. In addition, we received a cash payment of $4.1 million related to our facility lease buyout, which was recognized as a reduction to operating expense in September 2008.

Cash flows from investing activities—Cash flows used by investing activities of $695,001 represents restricted cash of $473,711 plus payments made for patent rights during the year ended December 31, 2008. The restricted cash is collateral for the outstanding letter of credit issued as collateral for our new facility lease. Cash flows provided by investing activities of $407,088 during the year ended December 31, 2007, primarily represented the application of maturing short-term investments to fund operating activities, off-set by purchases of patent rights and equipment.

Cash flows from financing activities— Cash flows used in financing activities of $39,961 represent the cash received of $40,086 from the exercise of stock options and warrants offset by payments made on our term loan during the year ended December 31, 2008. In the year ended December 31, 2007, cash flows from financing activities primarily represented the proceeds from the sale of common stock, a term loan to purchase a piece of equipment to be used in our research and development activities, and the exercise of stock options and warrants.

As of December 31, 2008, we had $5.8 million of working capital compared to $11.1 million as of December 31, 2007. We have accumulated net losses of approximately $64 million from our inception through December 31, 2008. We have funded our operations primarily through the issuance of equity securities, including $3.6 million and $10.9 million in net proceeds from our registered direct offerings in December 2007 and April 2006, respectively, and $14.1 million from our private placement in February 2005.

New Accounting Pronouncements

In January 2008, the Financial Accounting Standards Board (FASB) ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions.

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

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, we adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities recorded at fair value. We do not believe there will be a material impact on our financial statements upon adoption.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of SCOLR Pharma, Inc.

We have audited the accompanying balance sheets of SCOLR Pharma, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2008, and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCOLR Pharma, Inc. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $6.1 million during the year ended December 31, 2008, and, as of that date, the Company had net working capital of $5.8 million. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Seattle, Washington

March 9, 2009

SCOLR Pharma, Inc.
BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$6,363,243	$11,825,371
Accounts receivable	177,253	225,900
Interest and other receivables	1,157	16
Prepaid expenses	286,539	423,213
Total current assets	6,828,192	12,474,500

Property and equipment—net	790,947	748,931
Intangible assets—net	557,639	464,023
Restricted cash	473,711	—
Total assets	$8,650,489	$13,687,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$238,701	$757,420
Accrued liabilities	668,694	586,849
Current portion of term loan	87,850	80,047
Total current liabilities	995,245	1,424,316

Long-term portion of term loan	23,269	111,119
Deferred rent	310,010	—
Total liabilities	1,328,524	1,535,435

Commitments and Contingencies (Notes 6 and 10)	—	—

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $0.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $0.001 par value, 41,130,270 and 40,991,385 issued and outstanding as of December 31, 2008 and 2007, respectively	41,130	40,991
Additional contributed capital	71,255,901	69,945,666
Accumulated deficit	(63,975,066)	(57,834,638)
Total stockholders’ equity	7,321,965	12,152,019
Total liabilities and stockholders’ equity	$8,650,489	$13,687,454

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues
Licensing fees	$—	$173,077
Royalty	958,320	1,177,484
Research and development	—	621,222
Total revenues	958,320	1,971,783

Operating expenses
Marketing and selling	672,675	936,696
Research and development	6,268,152	7,768,346
General and administrative	4,356,647	4,554,906

Facility Lease termination
Gain from lease buyout	(4,100,000)	—
Expenses related to relocation and lease buyout	116,867	—
Total facility lease buyout	(3,983,133)	—
Total operating expenses	7,314,341	13,259,948
Loss from operations	(6,356,021)	(11,288,165)

Other income (expense)
Interest expense	(14,482)	(15,724)
Interest income	229,837	682,010
Other	238	2,941
Total other income (expense)	215,593	669,227
Net loss	$(6,140,428)	$(10,618,938)
Net loss per share, basic and diluted	$(0.15)	$(0.28)
Shares used in calculation of basic and diluted net loss per share	41,038,797	38,348,560

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.
STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

	Common Stock
	Number of Shares	Amount	Additional Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
Beginning Balance at January 1, 2007	38,048,146	$38,048	$64,472,277	$(47,215,700)	$55	$17,294,680
Issuance of common stock in direct offering	2,781,100	2,781	3,626,425	—	—	3,629,206
Exercise of common stock options	120,333	120	137,866	—	—	137,986
Exercise of warrants	41,806	42	(42)	—	—	—
Share-based compensation issued for employee services	—	—	1,674,453	—	—	1,674,453
Share-based compensation issued for non-employee services	—	—	34,687	—	—	34,687
Unrealized loss on short-term investments	—	—	—	—	(55)	(55)
Net loss	—	—	—	(10,618,938)	—	(10,618,938)
Comprehensive loss	—	—	—	—	—	(10,618,993)
Balance at December 31, 2007	40,991,385	$40,991	$69,945,666	$(57,834,638)	$—	$12,152,019
Exercise of common stock options	126,500	127	39,959	—	—	40,086
Exercise of warrants	12,385	12	(12)	—	—	—
Share-based compensation issued for employee services	—	—	1,270,288	—	—	1,270,288
Net loss	—	—	—	(6,140,428)	—	(6,140,428)
Balance at December 31, 2008	41,130,270	$41,130	$71,255,901	$(63,975,066)	$—	$7,321,965

 The accompanying notes are an integral part of this financial statement.

SCOLR Pharma, Inc.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,140,428)	$(10,618,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419,854	401,643
Loss on disposal of equipment	1,091	5,700
Share-based compensation for non-employee services	—	34,687
Share-based compensation for employee services	1,270,288	1,674,453
Write-off of long-term assets	38,424	21,762
Changes in assets and liabilities:
Accounts and other receivables	47,506	654,280
Prepaid expenses and other assets	136,674	(76,077)
Accounts payable and accrued expenses	(500,575)	330,046
Deferred revenue	—	(185,577)
Net cash used in operating activities	(4,727,166)	(7,758,021)
Cash flows from investing activities:
Purchase of equipment and furniture	(3,933)	(353,829)
Patent and technology rights payments	(217,357)	(232,571)
Purchase of short-term investments	—	(1,323,761)
Maturities and sales of short-term investments	—	2,317,249
Restricted cash	(473,711)	—
Net cash (used in) provided by investing activities	(695,001)	407,088
Cash flows from financing activities:
Proceeds from term loan	—	246,500
Payments on long-term obligations and capital lease obligations	(80,047)	(55,334)
Proceeds from issuance of common stock, net of issuance costs	—	3,629,206
Proceeds from exercise of common stock options and warrants	40,086	137,986
Net cash (used in) provided by financing activities	(39,961)	3,958,358
Net (decrease) in cash	(5,462,128)	(3,392,575)
Cash at beginning of period	11,825,371	15,217,946
Cash at end of period	$6,363,243	$11,825,371

Cash paid during the year for interest	$13,127	$14,128
Non-cash investing and financing activities:
Issuances of warrants in connection with common stock offering	$—	$918,457
Capital assets financed through tenant improvement allowance	$373,711	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

The Company has incurred net losses since 2000. As of December 31, 2008, the Company’s accumulated deficit was $64 million. The Company expects its operating losses and negative cash flow to increase as it advances preclinical research and clinical trials, applies for regulatory approvals, develops its product candidates, expands its operations, and develops the infrastructure to support commercialization of its products.

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

Accounts Receivable

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

Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, accounts and notes receivable, accounts payable, and debt obligations approximate fair value.

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

Revenues recognized during 2008, and 2007, include amounts earned under royalty arrangements with related and third parties under which such parties are licensed to sell products that include technology developed or licensed by the Company. Such royalty revenues are recognized when earned, as reported to the Company by its licensees, and when collectability is reasonably assured.

Revenues recognized in 2007 also include non-refundable, up-front payments received in connection with collaborative research and development agreements, which were initially deferred and then recognized as licensing fees on a straight-line basis over the relevant periods specified in the agreement, generally the research term. Non-refundable license fees are recognized as revenue once no future performance obligation exists, the price is fixed and determinable, delivery has occurred, and collectability is reasonably assured.

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

Advertising Costs

The policy of the Company is to expense advertising activities as incurred. Advertising expenses for the years ended December 31, 2008 and 2007 were $100,457 and $149.227, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated based on the weighted average number of shares outstanding during the year and income available to common shareholders. Diluted earnings (loss) per share include the effect of potential common stock, except when their effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 41,038,797 for the year ended December 31, 2008, and 38,348,560 for the year ended December 31, 2007. At December 31, 2008, and 2007, options, and warrants to purchase 7,615,481 and 7,301,745 shares of common stock, respectively, prior to the application of the treasury stock method, were not included in the calculation of diluted net loss per share as they were anti-dilutive.

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective-transition method. Under that transition method, compensation cost recognized for the periods ended December 31, 2008 and 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

New Accounting Pronouncements

In January 2008, the Financial Accounting Standards Board (FASB) ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” to provide guidance for determining whether an equity-linked financial instrument or embedded feature is considered indexed to an entity’s own stock. The consensus establishes a two-step approach as a framework for determining whether an instrument or embedded feature is indexed to an entity’s own stock. The approach includes evaluating (1) the instrument’s contingent exercise provisions, if any, and (2) the instrument’s settlement provisions.

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

In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one-year deferral of the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective June 1, 2008, the Company adopted the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities recorded at fair value. The Company does not believe there was a material impact to its financial statements upon adoption.

Note 2—Liquidity

The Company incurred a net loss of approximately $6.1 million for the year ended December 31, 2008, and used cash from operations of approximately $4.7 million. These amounts include the net lease settlement gain of $4.0 million. Cash flows of $695,001 used by investing activities during the year ended December 31, 2008, represents $473,711 in restricted cash plus $217,357 in patent and trademark related expenditures. The restricted cash is collateral for the letter of credit issued to secure the Company’s obligations under the lease of the new facility. Cash flow used by financing activities of $39,961 for the year ended December 31, 2008, reflects net proceeds from the exercise of stock options and warrants during the quarter, offset by payments on the term loan.

The Company had approximately $6.4 million in cash and cash equivalents, and $473,711 in restricted cash as of December 31, 2008. The Company is investing its cash and cash equivalents in government-backed securities. These securities are considered level 1 securities in accordance with FASB 157 “Fair Value Measurements” as the securities have quoted prices in active markets.

The Company has a history of recurring losses and expects such net losses to continue as the Company proceeds with preclinical development for multiple product candidates and applies for regulatory approvals of product candidates.  The Company will require substantial additional investment that it has not yet secured. The Company plans to raise capital and/or to pursue partnering opportunities. The Company’s current operating plan reflects reductions in personnel, marketing and other operating expenses implemented in 2008. The Company is actively managing liquidity by limiting clinical and development expenses to its lead products and supporting existing alliances and collaborations. The Company has deferred all significant expenditures on new projects pending additional financing or partnership support. Without additional funding the Company does not expect to be able to complete development of its current projects.

The Company plans to raise additional capital to fund operations, and continue research and development projects and advance commercialization of its product candidates. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. If the Company is unable to obtain necessary additional financing, its ability to run its business will be adversely affected and it will be required to reduce the scope of its business or discontinue operations.

The Company has limited capital resources and operations to date have been funded primarily with the proceeds of public and private equity financings and collaborative research agreements. The Company anticipates that its existing capital resources, without raising additional capital, or obtaining substantial cash inflows from potential partners or products, will enable it to continue operations until late 2009, unless unforeseen events arise that negatively impact its liquidity. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph.

The business will require substantial additional financing that the Company have not yet secured, but intend to pursue during 2009 through public or private securities offerings and/or partnering opportunities. Expenses are expected to be partially offset with income-generating license agreements. Further, the Company will not have sufficient resources to develop fully any new products or technologies unless the Company is able to raise substantial additional financing on acceptable terms or secure funds from new or existing partners. The Company cannot be assured that financing will be available on favorable terms or at all.

In November 2005, the Securities and Exchange Commission declared effective the Company’s registration statement filed using a “shelf” registration process which expired on December 1, 2008.  Under this registration statement, the Company offered from time-to-time, one or more offerings of common stock and/or warrants to purchase common stock under this shelf registration up to an aggregate public offering price of $40 million. Registered direct offerings were completed on December 4, 2007, and April 21, 2006, for approximately $3.6 million and $10.9 million respectively.

On November 14, 2008, the Company filed a new shelf registration statement. At the time the new shelf registration was filed, $21.0 million remained available for issuance under the November 2005 registration statement. On November 25, 2008, the Securities and Exchange Commission declared the Company’s registration statement effective. Under the registration statement, the Company may make, from time-to-time, one or more offerings of preferred stock, common stock, debt securities and/or warrants to purchase common or preferred stock under this shelf registration up to an aggregate public offering price of $40 million. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to the Company’s existing stockholders.

Note 3—Accounts Receivable

Accounts receivable consists of royalty receivables at December 31, 2008 and 2007. The Company did not have any write-offs or bad debt expense in 2008 and 2007. In addition, the Company did not have an allowance for doubtful accounts in 2008 or 2007 as all accounts receivable were considered collectible.

 Note 4—Property and Equipment

Property and equipment consist of the following at December 31:

	2008	2007
Furniture and fixtures	$70,813	$70,813
Software	40,852	38,237
Machinery and equipment	1,546,650	1,555,854
Leasehold improvements	422,476	48,765
	2,080,791	1,713,669
Less accumulated depreciation and amortization	(1,289,844)	(964,738)
	$790,947	$748,931

For the years ended December 31, 2008, and 2007 depreciation expense totaled $334,537 and $329,710, respectively.

Note 5—Intangible Assets

Intangible assets consist of the following at December 31:

	2008	2007
Patents and trademarks	$1,023,363	$849,475
Less accumulated amortization	(465,724)	(385,452)
	$557,639	$464,023

For the years ended December 31, 2008, and 2007 amortization expense totaled $85,317, and $71,307, respectively.

The following is a schedule by years of future amortization expense for each of the next five years based on existing intangible assets as of December 31, 2008.

Year Ending December 31,
2009	85,335
2010	75,884
2011	71,114
2012	67,322
2013	64,353
2014 and thereafter	193,631
Total	$557,639

The Company reviews its strategy related to patent initiatives and may decide not to pursue further research and development in certain areas, quarterly or when circumstances change as it relates to the programs. As a result, capitalized costs associated with certain patent filings with net book values of approximately $38,000 and $22,000, were written-off in 2008, and 2007, respectively. The write-offs were recorded to research and development expense.

Note 6—Lease Obligations

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

In June 2008, the Company entered into an agreement to lease 20,468 rentable square feet at 19204 North Creek Parkway, Bothell, Washington for the Company’s office and research and development facilities. The lease commenced on September 19, 2008, for a term of 88 months ending on January 31, 2016. Under the terms of the lease, the Company received four months of free rent. The Company has the option to extend the lease term for one five-year period at the fair market rate at the time of extension. The average rent under the lease term is approximately $400,000 per year, subject to annual increases of approximately 3%. The related rent expense is recognized on a straight-line basis over the term of the lease. In connection with the lease agreement, the Company provided a $564,000 irrevocable, unconditional standby letter of credit which is secured by a money market account classified in the balance sheet as a non-current asset in restricted cash. The standby letter of credit was reduced by $90,289 in December 2008. At December 31, 2008, the standby letter of credit and the related security totaled $473,711.  The stated amount of the standby letter of credit and the related security will be reduced further over the term of the lease.

The Company conducts its operations utilizing leased office facilities and certain equipment with terms expiring through 2016. The following is a schedule of future minimum lease payments for facilities and equipment under operating leases as of December 31, 2008:

Year Ending December 31,	Operating Leases
2009	$340,507
2010	414,715
2011	420,477
2012	420,835
2013	426,881
2014 and thereafter	932,249
Total future minimum lease payments	$2,955,664

Rent expense for leased facilities and equipment was $455,176, and $433,514, for the years ended December 31, 2008, and 2007, respectively.

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

Note 8—Income Taxes

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

The Company’s recorded provision for income taxes (zero in all years presented) differs from the amount computed by applying the statutory federal income tax rate of 34% to its net loss. The sources of the differences are as follows at December 31:

	2008	2007
Tax benefit at statutory rate	$(2,087,746)	$(3,610,439)
Stock based compensation	200,520	263,132
Expiring net operating loss	292,023	92,392
Other permanent differences	91,330	9,453
Increase in valuation allowance	1,503,873	3,245,462
Total provision	$—	$—

Deferred income tax assets and liabilities reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recorded for the future tax benefit of net operating losses and tax credit carryforwards. The Company had no deferred tax liabilities in 2008 and 2007. Significant components of the Company’s deferred tax assets are as follows at December 31:

	2008	2007
Deferred Tax Assets
Net operating loss carry forwards	$16,443,549	$15,081,261
Depreciation and amortization	148,201	274,204
Stock options	1,219,835	1,073,786
Other assets	206,881	83,710
Deferred tax assets	$18,018,466	$16,512,961
Valuation allowance	(18,018,466)	(16,512,961)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance for the full amount of the net deferred tax asset balance as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The net increase in the valuation allowance for the years ending December 31, 2008, and 2007, was $1,503,873, and $3,245,462, respectively.

At December 31, 2008, the Company had available net operating loss carryforwards of approximately $48.4 million of which $4.1 million related to stock option deductions. Net operating loss carryforwards of $858,890, and   $271,740, expired during 2008, and 2007, respectively. The remaining net operating loss carryforwards will begin expiring in 2009 and may be used to offset future federal taxable income through the year ending December 31, 2027. The use of net operating losses may be limited in any given year under Internal Revenue Code Section 382 upon the occurrence of certain events, including significant changes in ownership interests which may have occurred, or which may occur in future years.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the year ended December 31, 2008. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as a general and administrative expense when incurred.

Tax years that remain open for examination include 2005, 2006, 2007 and 2008. In addition, tax years from 1993 to 2004 may be subject to examination in the event that the Company utilizes the net operating losses from those years in its current or future tax returns.

Note 9—Technical Rights, Patent License and Royalty Agreements

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

On March 25, 2002, the Company entered into an exclusive patent license agreement with Archer Daniels Midland Company (ADM). Under the terms of the agreement, the Company granted ADM a license to manufacture, use, and sell certain nutraceutical products covered by certain patents owned or licensed by the Company. The Company amended its license agreement with ADM in August 2006 which resulted in the Company’s payment to ADM of $200,000, and accrual of $250,000 associated with its obligation to pay ADM an additional $250,000. The second $250,000 payment was expensed in the third quarter of 2006 and paid in the third quarter of 2007. These transactions were recorded as research and development expense.

In August 2005, the Company entered into an amendment to the license agreement it originally granted to Nutraceutix. The amendment limited the rights previously granted to Nutraceutix to manufacture and sell certain controlled release dietary supplement products to certain designated customers of Nutraceutix, eliminated the right to use the Company’s trademarks, resolved certain disputes, and eliminated the remaining minimum payments due under the original agreement. Commencing July 1, 2005, the Company began receiving royalty payments on such sales at a reduced rate and such payments are recognized as royalty revenue as they become due. During the years ended December 31, 2008, and 2007, the Company recorded revenue in the amount of $64,155 and $163,668, respectively under this agreement. Subject to the rights of Nutraceutix to continue sales of certain inventories for up to one year, the license terminated on December 31, 2007.

On October 20, 2005, the Company entered into a Manufacture, License and Distribution Agreement with Perrigo Company of South Carolina, Inc. (“Perrigo”). Under the agreement, the Company granted a license to its CDT technology to Perrigo for the manufacture, marketing, distribution, sale, and use of specific dietary supplement products in the United States. In addition, Perrigo may request that the Company develop additional dietary supplement products that use this technology to be added to the agreement. The Company receives royalties based on a percentage of Perrigo’s net profits derived from the sales of licensed products under the agreement. During the years ended December 31, 2008, and 2007, the Company recorded royalty revenues earned under this agreement of $882,856, and $975,344, respectively.

During the first quarter of 2007, the Company recognized research and development income of $500,000 related to a milestone payment from Wyeth and approximately $109,000 for reimbursement of research and development costs related to the agreement. The $250,000 upfront fee was previously recorded as deferred revenue and was being amortized as licensing fee income over the development period. As a result of the termination of the agreement, the Company recognized the approximately $173,000 remaining balance of previously deferred licensing fee income during the first quarter of 2007.

On September 5, 2006, the Company entered into a research collaboration with BioCryst Pharmaceuticals (“BioCryst”), to develop an oral formulation of peramivir, a promising antiviral compound using the Company’s CDT platforms. Peramivir is a novel therapeutic being developed by BioCryst for treatment of seasonal and life threatening influenza with a focus on intravenous and intramuscular delivery. The goal of the collaboration is to develop a tablet or capsule formulation for the oral administration of peramivir that improves oral bioavailability.

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

Note 10—Future Commitments

The Company has certain material agreements with its manufacturing and testing vendors related to its ongoing clinical trial work associated with its drug delivery technology. Contract amounts are paid based on materials used and on a work performed basis. Generally, the Company has the right to terminate these agreements upon 30 days notice and would be responsible for services and materials and related costs incurred prior to termination. Certain leases as discussed in Note 6 related to leased office facilities have terms expiring through 2016.

Note 11—Retirement Plan

The Company has a defined contribution 401(k) retirement plan which covers all employees. The Company matches 25% of employee contributions, up to 8% of eligible compensation. The Company contributed $37,356, and $35,689, to the Plan for the years ended December 31, 2008, and 2007, respectively.

Note 12—Share-Based Compensation

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

The equity incentive awards granted to employees are generally granted at exercise prices equal to the market value of the Company’s common stock on the date of grant, vest over three years, and expire ten years from the date of grant.

Under the terms of the 2004 Plan, non-employee directors receive automatic annual grants of stock options at exercise prices equal to the market value of the Company’s common stock on the date of grant, which generally vest in equal monthly installments over one year and expire ten years from the date of grant.

The 2004 Plan initially authorized the issuance of up to 2,000,000 shares of common stock, plus 388,441 shares which were previously reserved for issuance under the 1995 Plan not subject to outstanding options. On June 8, 2006, the Company’s stockholders approved a 2,000,000 share increase in the maximum aggregate number of shares that may be issued under the 2004 Equity Incentive Plan. If any award under the 2004 Plan, or any award previously issued and outstanding under the 1995 Plan, expires, lapses or otherwise terminates for any reason without having been exercised or settled in full, or if shares subject to forfeiture or repurchase are forfeited or repurchased by the Company, the shares underlying the award will again become available for issuance under the 2004 Plan. As of December 31, 2008, the Company had 630,156 shares available for future grants under both Plans.

The following tables set forth the aggregate share-based compensation expense resulting from equity incentive awards issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the year ended December 31:

	2008	2007
Share-based compensation:
Marketing and selling	$62,108	$130,972
Research and development	399,050	610,895
General and administrative	809,130	932,586
Share-based compensation for employees	1,270,288	1,674,453
General and administrative, non-employee services	—	34,687
Total share-based compensation expense	$1,270,288	$1,709,140

The share-based compensation expense for non-employee services reflects option grants to outside consultants. There are no future performance conditions associated with these grants and no consideration was received for the options.

The fair value of share-based awards is estimated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2008, and 2007. When estimating forfeitures, the Company considers the potential for voluntary and involuntary terminations.

	Black-Scholes Model Assumptions December 31,
	2008	2007
Expected volatility	59%–74%	56%–64%
Expected dividend yield	0%	0%
Risk-free interest rate	1.87%–4.06%	3.23%–5.26%
Expected life	6 – 10 years	6 – 10 years

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

A summary of the Company’s stock option activity for the two years ended December 31, 2008 is as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,240,665	$3.64

Granted	734,167	$2.10
Exercised	(120,333)	$1.15
Forfeited	(227,096)	$4.50
Outstanding at December 31, 2007	3,627,403	$3.36

Granted	1,189,895	$1.09
Exercised	(40,000)	$1.00
Forfeited	(333,216)	$2.28
Outstanding at December 31, 2008	4,444,082	$2.85	6.80	$14,400

Outstanding vested or expected to vest options at December 31, 2008	4,417,317	$2.86	6.79	$14,400
Options exercisable at December 31, 2008	3,443,427	$3.22	6.11	$14,400

Cash received from options exercised was $40,086 and $137,986, for the years ended December 31, 2008, and 2007, respectively. No actual tax benefit was realized for tax deductions from option exercise of the share-based payment arrangements because the Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of realization of such assets. The Company has a policy of issuing new shares to satisfy share option exercises.

The weighted-average grant date fair value of equity options granted during the years ended December 31, 2008, and 2007, was $0.66 and $1.35, respectively. The total intrinsic value of options exercised for the years ended December 31, 2008, and 2007, was $4,800 and $223,103, respectively. The total fair value of stock options vested during the years ended December 31, 2008, and 2007, was $1,182,251, and $2,160,764, respectively.

As of December 31, 2008, there was $848,123 total unrecognized non-cash compensation cost related to non-vested options granted under the 1995 Plan and 2004 Plan. That cost is expected to be recognized over a weighted-average period of 1.68 years.

A summary of the Company’s restricted stock activity for the year ended December 31, 2008 is as follows:

Restricted stock	Shares	Weighted-Average Grant date fair value
Non-vested at December 31, 2007	—	$—
Granted	86,500	1.29
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2008	86,500	$1.29

The proceeds received for the restricted stock are included in the statement of stockholders’ equity as proceeds from the exercise of common stock options. Common shares outstanding as of December 31, 2008, include the 86,500 restricted stock shares granted. The shares will become vested on the third anniversary of the date of grant. The total fair value of restricted stock vested during the years ended December 31, 2008, and 2007, was $0, and $0, respectively. As of December 31, 2008, there was $58,763 total unrecognized non-cash compensation cost related to non-vested restricted stock granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of 2.12 years.

Note 13—Financing Events

Registered Direct Offering

On December 4, 2007, the Company raised approximately $4.2 million in gross proceeds through a registered direct offering of 2,781,100 shares of the Company’s common stock at a purchase price of $1.50 per share. Purchasers of the Company’s stock also received warrants to purchase 1,390,550 shares of common stock at an exercise price of $2.10 per share, exercisable for five years. Net proceeds of the offering were approximately $3.6 million after placement agent fees of $250,300 and other direct and incremental offering costs of approximately $283,000. ThinkEquity Partners LLC acted as placement agent for the offering. Taglich Brothers, Inc. provided financial advisory services and was paid a fee of $112,509, which was deducted from the fee paid to the placement agent. Michael N. Taglich, a member of the Company’s board of directors, is the president and a principal shareholder of Taglich Brothers.  In connection with the offering, the Company also issued warrants to purchase 1,390,550 shares of its common stock at $2.10 per share, exercisable for five years, and valued at $918,457 using the Black-Scholes option-pricing model. Under the terms of the warrant agreement, in the event that another offering was completed within a period of twelve months, the exercise price of the warrant would have been adjusted to be equal to the price at which the common stock would have been sold in the new offering had an offering occurred. The Black-Scholes valuation was based on the following assumptions: volatility of 64%; term of five years; risk-free interest rate of 3.28%; and 0% dividend yield.

Shelf Registration

On October 27, 2005, the Company filed a shelf registration statement on Form S-3 with the SEC, pursuant to which it may sell, from time to time, up to $40 million in common stock and/or common stock purchase warrants. The registration statement was declared effective by the SEC in November 2005 and expired on December 1, 2008. The specific terms of any future offering would be established at the time of the offering. Registered direct offerings were completed on December 4, 2007, and April 21, 2006, for approximately $3.6 million and $10.9 million respectively.

On November 14, 2008, the Company filed a new shelf registration statement in the amount of $40 million. At the time the new shelf registration was filed, $21.0 million remained available for issuance under the November 2005 filing. On November 25, 2008, the Securities and Exchange Commission declared the Company’s registration statement effective.

Note 14—Warrants

During the year ended December 31, 2008, a total of 140,238 warrants were exercised, including 127,853 warrants that were surrendered to satisfy the exercise price. As a result, 12,385 shares of common stock were issued during the year ended December 31, 2008. The weighted average exercise price for the year ended December 31, 2008, was $1.10. The Company had the following warrants to purchase common stock outstanding at December 31, 2008:

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

Note 15—Major Customers and Concentration of Credit Risk

In 2008, two customers accounted for 93% and 7% of total revenue. These revenues relate to the royalty income from the sale of products using our CDT technologies. In 2007, two customers accounted for 49% and 40% of net revenues.

The Company maintains its cash balances in four financial institutions, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Note 16—Related Party Transactions

The Company’s CDT platforms are currently based on five patented drug delivery technologies and includes intellectual property from two U.S. patents licensed exclusively to the Company by Temple University and two U.S. patents assigned to the Company by Dr. Reza Fassihi, a Professor of Biopharmaceutics and Industrial Pharmacy at the Temple University School of Pharmacy. Dr. Fassihi currently serves on the Company’s board of directors. Dr. Fassihi is also one of the inventors of the two patents licensed to the Company by Temple University.

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

Dr. Fassihi also assigned the Company all of his right, title and interest in and to the technology known as “oral controlled release dosage form based on the principle of controlled hydration” on May 24, 2001. Dr. Fassihi assigned all of his right, title and interest in the technology known as “multiple compressed asymmetric composite delivery system for release-rate modulation of bioactives” to us on August 1, 2002. Dr. Fassihi received $50,000 in connection with execution of this assignment agreement and filing of the patent and the Company agreed to pay an additional fee upon issuance of the first patent.  The Company is obligated to pay Dr. Fassihi a share of upfront payments from customers and royalties based on product sales with respect to the intellectual property assigned to us under each agreement.

In addition, the Company has a consulting agreement with Dr. Fassihi. This agreement was amended effective December 31, 2006, to provide for the continuance of Dr. Fassihi’s consulting services. The agreement may be terminated by either party on 30 days’ notice. In the years ended December 31, 2008, and 2007, Dr. Fassihi was paid $48,000 each year for consulting services. In addition, in 2006 Dr. Fassihi received a $200,000 payment associated with the amendment to the Temple University agreement (see Note 9).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the framework established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has determined that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item regarding our directors, executive officers and corporate governance is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders. The information required by this item regarding executive officers is set forth in Item 1 of this annual report under the caption “Executive Officers.”

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following exhibits are filed herewith:

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1		Certificate of Incorporation as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2		Certificate of designation of Series A Junior Participating Preferred Stock		10-K	4.2	001-31982	3/11/2008

4.3		Bylaws, as amended		10-QSB	3	001-31982	5/17/2004

4.4		Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.		10-K	4.4	001-31982	3/11/2008

4.5		Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

4.6		Form of Warrant dated as of December 4, 2007		8-K	4.1	001-31982	11/30/2007

10.1		Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.2		Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.3		Warrant Agreement dated September 30, 2002		10-K	10.3	001-31982	3/11/2008

10.4		1995 Stock Option Plan, together with amendment No. 1 thereto*		10-K	10.6	001-319822	3/13/2007

10.5		Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.6		Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.7		Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.8		Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

10.9	†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.10	†	License Agreement dated September 6, 2000, between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.11	†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	Exhibit No.	Description	Filed Herewith
10.12		Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.13	†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company		S-2	10.16	333-107906	8/13/2003

10.14	†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.15	†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.16		Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.17		Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

10.18		Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.19		Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

10.20	†	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004, between Dr. Reza Fassihi and the Company.		10-QSB	10.1	001-31982	11/12/2004

10.21		Employment Agreement dated November 12, 2004, between Daniel O. Wilds and the Company*		8-K	10.1	001-31982	11/18/2004

10.22		Employment Agreement dated January 10, 2005, between Alan M. Mitchel and the Company*		8-K	10.1	001-31982	1/11/2005

10.23	†	Manufacture, License and Distribution Agreement dated October 20, 2005, between the Company and Perrigo Company of South Carolina		10-K	10.33	001-31982	3/23/2006

10.24		First Amendment to Lease, effective as of October 12, 2005		10-K	10.35	001-31982	3/23/2006

10.25	††	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University		10-Q	10.1	001-31982	11/7/2006

10.26	††	Amendment to License Agreement dated as of August 10, 2006, between Temple University and the Company		10-Q	10.4	001-31982	11/7/2006

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Description	Filed Herewith
10.27	Amendment to Consulting Agreement effective as of December 31, 2006, between Dr. Reza Fassihi and the Company*		10-K	10.42	001-31982	31/13/2007

10.28	Executive Employment Agreement dated April 14, 2008, between Richard M. Levy and the Company*		8-K	10.1	001-31982	4/16/2008

10.29	Executive Employment Agreement dated April 14, 2008, between Stephen J. Turner and the Company*		8-K	10.2	001-31982	4/16/2008

10.30	Standard Multi-Tenant Lease dated June 19, 2008, between Arden Realty Limited Partnership and the Company		8-K	10.1	001-31982	6/24/2008

10.31	Lease Termination and Surrender Agreement dated April 30, 2008, between Newport Corporate Center, LLC and the Company		10-Q	10.2	001-31982	8/7/2008

10.32	2004 Equity Incentive Plan, as Amended*	X

10.33	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan*	X

10.34	Executive Employment Agreement dated January 30, 2009, between Bruce S. Morra and the Company*	X

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR PHARMA, INC.

By:	/s/ BRUCE S. MORRA
Bruce S. Morra Chief Executive Officer and President (Principal Executive Officer)

Date: March 9, 2009

Signature	Title	Date

/s/ BRUCE S. MORRA	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2009
Bruce S. Morra

/s/ RICHARD M. LEVY	Chief Financial Officer and Vice President—Finance (Principal Financial and Accounting Officer)	March 9, 2009
Richard M. Levy

/s/ RANDALL L-W. CAUDILL	Director	March 9, 2009
Randall L-W. Caudill

/s/ REZA FASSIHI	Director	March 9, 2009
Reza Fassihi

/s/ HERBERT L. LUCAS, JR.	Director	March 9, 2009
Herbert L. Lucas, Jr.

/s/ JEFFREY B. REICH	Director	March 9, 2009
Jeffrey B. Reich

/s/ MICHAEL N. TAGLICH	Chairman of the Board	March 9, 2009
Michael N. Taglich

/s/ WAYNE L. PINES	Director	March 9, 2009
Wayne L. Pines

/s/ GREGORY L. WEAVER	Director	March 9, 2009
Gregory L. Weaver

EXHIBIT INDEX
				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
4.1		Certificate of Incorporation as amended on July 31, 2004		10-QSB	3	001-31982	8/13/2004

4.2		Certificate of designation of Series A Junior Participating Preferred Stock		10-K	4.2	001-31982	3/11/2008

4.3		Bylaws, as amended		10-QSB	3	001-31982	5/17/2004

4.4		Rights Agreement, dated as of November 1, 2002, by and between SCOLR, Inc. and OTR, Inc.		10-K	4.4	001-31982	3/11/2008

4.5		Form of Common Stock Purchase Warrant dated as of February 8, 2005		8-K	4.1	001-31982	2/11/2005

4.6		Form of Warrant dated as of December 4, 2007		8-K	4.1	001-31982	11/30/2007

10.1		Form of Common Stock Purchase Warrant dated June 25, 2003		S-2	10.3	333-107906	8/13/2003

10.2		Form of Common Stock Purchase Warrant dated February 24, 2004		8-K	10.3	001-31982	2/26/2004

10.3		Warrant Agreement dated September 30, 2002		10-K	10.3	001-31982	3/11/2008

10.4		1995 Stock Option Plan, together with amendment No. 1 thereto*		10-K	10.6	001-319822	3/13/2007

10.5		Amendment No. 2 to Company 1995 Stock Option Plan*		S-8	4.2	333-40290	6/28/2000

10.6		Form of Incentive Stock Agreement*		S-2	10.8	333-107906	8/13/2003

10.7		Form of Nonqualified Stock Option Agreement*		S-2	10.9	333-107906	8/13/2003

10.8		Research and Transfer Agreement dated September 11, 1998, among Temple University, Dr. Reza Fassihi, and the Company		S-2	10.11	333-107906	8/13/2003

10.9	†	License agreement dated December 22, 1998, as amended, between Temple University and the Company		S-2	10.12	333-107906	8/13/2003

10.10	†	License Agreement dated September 6, 2000, between Temple University and the Company		S-2	10.13	333-107906	8/13/2003

10.11	†	Master Research and Development Agreement dated May 1, 2001, between Temple University and the Company		S-2	10.14	333-107906	8/13/2003

				Incorporated by Reference
Exhibit No.		Description	Filed Herewith	Form	Exhibit No.	Description	Filed Herewith
10.12		Consulting Agreement dated December 22, 2000, between Dr. Reza Fassihi and the Company*		S-2	10.15	333-107906	8/13/2003

10.13	†	Intellectual Property Assignment and Assumption Agreement dated May 24, 2001, between Dr. Reza Fassihi and the Company		S-2	10.16	333-107906	8/13/2003

10.14	†	License Agreement dated September 1, 2001, between Temple University and the Company		S-2	10.17	333-107906	8/13/2003

10.15	†	Intellectual Property Assignment and Assumption Agreement dated August 1, 2002, between Dr. Reza Fassihi and the Company		S-2	10.18	333-107906	8/13/2003

10.16		Additional Services Agreement dated August 7, 2002, between Dr. Reza Fassihi and the Company*		S-2	10.19	333-107906	8/13/2003

10.17		Form of Option Agreement under the 2004 Equity Incentive Plan*		10-QSB	10.2	001-31982	11/12/2004

10.18		Form of Outside Director Option Agreement for Annual grants to directors under the 2004 Equity Incentive Plan*		10-QSB	10.3	001-31982	11/12/2004

10.19		Form of Non Employee Director Option Agreement for stock based fee awards under the 2004 Equity Incentive Plan*		10-QSB	10.4	001-31982	11/12/2004

10.20	†	Amendment No. 1 to Intellectual Property Assignment and Assumption Agreement dated July 16, 2004, between Dr. Reza Fassihi and the Company.		10-QSB	10.1	001-31982	11/12/2004

10.21		Employment Agreement dated November 12, 2004, between Daniel O. Wilds and the Company*		8-K	10.1	001-31982	11/18/2004

10.22		Employment Agreement dated January 10, 2005, between Alan M. Mitchel and the Company*		8-K	10.1	001-31982	1/11/2005

10.23	†	Manufacture, License and Distribution Agreement dated October 20, 2005, between the Company and Perrigo Company of South Carolina		10-K	10.33	001-31982	3/23/2006

10.24		First Amendment to Lease, effective as of October 12, 2005		10-K	10.35	001-31982	3/23/2006

10.25	††	Amendment to License Agreement dated as of June 1, 2006, (executed July 11, 2006) between SCOLR Pharma, Inc. and Temple University		10-Q	10.1	001-31982	11/7/2006

10.26	††	Amendment to License Agreement dated as of August 10, 2006, between Temple University and the Company		10-Q	10.4	001-31982	11/7/2006

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	Description	Filed Herewith
10.27	Amendment to Consulting Agreement effective as of December 31, 2006, between Dr. Reza Fassihi and the Company*		10-K	10.42	001-31982	31/13/2007

10.28	Executive Employment Agreement dated April 14, 2008, between Richard M. Levy and the Company*		8-K	10.1	001-31982	4/16/2008

10.29	Executive Employment Agreement dated April 14, 2008, between Stephen J. Turner and the Company*		8-K	10.2	001-31982	4/16/2008

10.30	Standard Multi-Tenant Lease dated June 19, 2008, between Arden Realty Limited Partnership and the Company		8-K	10.1	001-31982	6/24/2008

10.31	Lease Termination and Surrender Agreement dated April 30, 2008, between Newport Corporate Center, LLC and the Company		10-Q	10.2	001-31982	8/7/2008

10.32	2004 Equity Incentive Plan, as Amended*	X

10.33	Form of Restricted Stock Purchase Agreement under the 2004 Equity Incentive Plan*	X

10.34	Executive Employment Agreement dated January 30, 2009, between Bruce S. Morra and the Company*	X

23.1	Consent of Grant Thornton LLP	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.
††	Portions of such exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.
*	Management contract or compensatory plan or arrangement.