Form 10-Q
period 2009-03-31
SCOLR Pharma, Inc.
filed 2009-05-01
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009
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
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of May 1, 2009
Common Stock, par value $0.001	41,098,270

SCOLR Pharma, Inc.
FORM 10-Q

For the Three Months Ended March 31, 2009

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$4,713,909	$6,363,243
Accounts receivable	163,364	177,253
Interest and other receivables	1,225	1,157
Prepaid expenses	219,953	286,539
Total current assets	5,098,451	6,828,192

Property and Equipment — net of accumulated depreciation of $1,251,100 and $1,289,844, respectively	801,703	790,947
Intangible assets — net of accumulated amortization of $452,935 and $465,724, respectively	495,052	557,639
Restricted cash	473,711	473,711
	$6,868,917	$8,650,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$247,332	$238,701
Accrued liabilities	473,209	668,694
Current portion of term loan	89,917	87,850
Total current liabilities	810,458	995,245

Long-term portion of term loan	—	23,269
Deferred rent	301,517	310,010
Total liabilities	1,111,975	1,328,524

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 41,098,270 and 41,130,270 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	41,098	41,130
Additional paid-in capital	71,594,664	71,255,901
Accumulated deficit	(65,878,820)	(63,975,066)
Total stockholders’ equity	5,756,942	7,321,965
	$6,868,917	$8,650,489

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Royalty	$171,772	$265,555
Total revenues	171,772	265,555

Operating expenses
Marketing and selling	106,583	237,693
Research and development	821,934	883,212
General and administrative	1,153,651	1,232,284
Total operating expenses	2,082,168	2,353,189
Loss from operations	(1,910,396)	(2,087,634)

Other income (expense)
Interest income	9,072	100,319
Interest expense	(2,430)	(4,313)
	6,642	96,006
Net Loss	$(1,903,754)	$(1,991,628)
Net loss per share, basic and diluted	$(0.05)	$(0.05)
Shares used in computing basic and diluted net loss per share	41,098,270	41,072,978

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,903,754)	$(1,991,628)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	100,632	104,863
Write-off of long-term assets	77,194	19,043
Share-based compensation for employee services	354,834	342,222
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts and other receivables	13,821	(38,307)
Prepaid expenses and current assets	66,586	41,205
Accounts payable and accrued expenses	(296,685)	(781,532)
Net cash used in operating activities	(1,587,372)	(2,304,134)
Cash flows from investing activities:
Purchase of equipment and furniture	(89,062)	—
Proceeds from insurance settlement	85,267	—
Patent and technology rights payments	(36,933)	(82,729)
Net cash used in investing activities	(40,728)	(82,729)
Cash flows from financing activities:
Payments on term loan	(21,202)	(19,319)
Company purchase of restricted stock	(32)	—
Proceeds from exercise of common stock options and warrants	—	40,087
Net (cash used) provided by financing activities	(21,234)	20,768
Net (decrease) in cash	(1,649,334)	(2,366,095)
Cash at beginning of period	6,363,243	11,825,371
Cash at end of period	$4,713,909	$9,459,276
Cash paid during the period for interest	$2,165	$3,897
Non-cash investing and financing activities:	$—	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2008 has been derived from the audited financials statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2008.

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

The EITF Issue 07-5 was adopted  January 1, 2009, and there was no material impact to the Company’s financial statements upon adoption.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This position states that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 in the current quarter did not have an effect on the Company’s calculation of EPS for the three months ended March 31, 2009 and 2008.

In December 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The guidance in EITF Issue 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).

The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The Company was not a participant in any collaborative arrangements during the three months ended March 31, 2009 and thus the adoption of EITF Issue 07-1 did not have a significant effect on the Company’s financial statements.

Note 3 – Accounts Receivable

At March 31, 2009, accounts receivable consisted of royalty receivables from CDT-based product sales.

Note 4 — Liquidity

The Company incurred a net loss of approximately $1.9 million for the three months ended March 31, 2009, and used cash from operations of approximately $1.6 million. Cash flows of $40,728 used by investing activities during the three months ended March 31, 2009 represents $89,062 for equipment purchases, plus $36,933 in patent and trademark related expenditures, offset by $85,267 of proceeds from an insurance settlement. Cash flow used by financing activities of $21,234 for the period ended March 31, 2009, reflects primarily payments on our term loan.

The Company had approximately $4.7 million in cash and cash equivalents, and $473,711 in restricted cash as of March 31, 2009. The Company is investing its cash and cash equivalents in government-backed securities. These securities are considered level 1 securities in accordance with FASB 157 “Fair Value Measurements” as the securities have quoted prices in active markets.

The Company has a history of recurring losses and expects such net losses to continue as the Company continues with preclinical development for select product candidates and advances its lead product candidates toward regulatory approvals and commercialization.  The Company will require substantial additional investment that it has not yet secured to complete development of its current product candidates. In April 2009, the Company engaged HealthPro BioVentures LLC as its financial advisor in connection with the evaluation of various prospective transactions, and identifying and evaluating potential strategic partners.

The Company’s current operating plan reflects reductions in operating expenses already implemented. The Company is actively managing liquidity by limiting clinical and development expenses to its lead products and supporting existing alliances and collaborations. The Company has deferred all significant expenditures on product development projects pending additional financing or partnership support.

The Company seeks to raise additional capital to fund operations, continue research and development projects and advance commercialization of its product candidates. The Company may raise additional capital through public or private equity financing, partnerships, debt financing, or other sources. The Company is endeavoring to enter into income-generating license agreements which could partially offset our expenses. If the Company is unable to obtain necessary additional financing, our business will be adversely affected and we will be required to reduce the scope of our business or discontinue operations. If we are forced to reduce or cease our operations we may trigger additional obligations, including contractual severance obligations aggregating as much as $2.0 million for all employees contractually entitled to benefits, which would further negatively impact our liquidity and capital resources. In addition, the Company may be forced to liquidate assets at amounts that are less than their current assessed values due to our immediate liquidity requirements.

The Company has limited capital resources and operations to date have been funded primarily with the proceeds of public and private equity financings and collaborative research agreements. The Company anticipates that its existing capital resources, without raising additional capital or obtaining substantial cash from potential partners or products, will enable it to continue operations until late 2009, assuming the Company does not trigger additional obligations, including contractual severance obligations described above, and unless unforeseen events arise that negatively impact our liquidity. The Company may consider substantially reducing or suspending operations to preserve capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent registered public accounting firm relating to the Company’s financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

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

Note 5 — Income Taxes

The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of December 31, 2008, or March 31, 2009. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 6 — Share-Based Compensation

On January 30, 2009, the date of his appointment as the Company’s Chief Executive Officer and President, Dr. Bruce Morra was awarded stock options exercisable for 500,000 shares of the Company’s common stock with a fair value of $217,635. One half of the option award vested immediately, 25% of the option award will vest on June 18, 2009, and the remaining 25% of the option award will vest on June 18, 2010, provided Dr. Morra continues to serve as Chief Executive Officer of the Company on each such vesting date.  Additionally, the Company has agreed to issue to Dr. Morra 214,285 shares of common stock on January 2, 2010, subject to the availability of such shares under the Company’s 2004 Equity Incentive Plan (the “Plan”).  If there are not sufficient shares available for issuance under the Plan to grant the full amount of such award, Dr. Morra will be issued such lesser number of shares as is then available under the Plan, and the remainder shall be issued when sufficient shares are available under the Plan.  The Company intends to increase the number of shares issuable under the Plan by 3,000,000 and a proposal concerning the same will be submitted to the Company’s shareholders at its annual meeting to be held on June 11, 2009. A liability of $16,071 has been established for the fair value of these shares as of the balance sheet date and the related share based compensation expense has been recorded to general and administrative expense.

No restricted stock was issued during the three month period ended March 31, 2009.

The following tables set forth the aggregate share-based compensation expense resulting from equity incentive awards issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the period ended March 31:

	2009	2008
Share-based compensation:
Marketing and selling	$7,544	$25,390
Research and development	81,875	86,893
General and administrative	265,415	121,706
Share-based compensation for employees	354,834	233,989
General and administrative, non-employee services	—	108,233
Total share-based compensation expense	$354,834	$342,222

The share-based compensation expense for non-employee services reflects option grants to outside consultants. There is no future performance conditions associated with these grants and no consideration was received for the options.

Note 7 — Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share represents loss available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share include the effect of potential issuances of common stock, except when the effect is anti-dilutive. The weighted average shares for computing basic earnings (loss) per share were 41,098,270 and 41,072,978 for the three months ended March 31, 2009, and 2008 respectively.

At March 31, 2009, and 2008, the weighted average number of diluted shares does not include potential issuances of common stock which are anti-dilutive. The following potential common shares were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

Common shares from:	2009	2008
Assumed exercise of stock options	4,915,525	3,554,321
Assumed conversion of warrants	2,226,550	3,624,342
Total	7,142,075	7,178,663

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

Note 9 — Warrants

During the three months ended March 31, 2009, there were no new warrants issued or exercised. The Company had the following warrants to purchase common stock outstanding at March 31, 2009:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
February 8, 2005	75,000	5.00	5 years	75,000	February 7, 2010
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011
December 4, 2007	1,390,550	2.10	5 years	1,390,550	December 3, 2012
Grand Total	2,226,550			2,226,550

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Note 10 – Related Party Transaction

In connection with his appointment as President and Chief Executive Officer, Dr. Morra and the Company entered into an Employment Agreement dated January 30, 2009.  The agreement with Dr. Morra has an initial term of 12 months and may be extended by agreement of the parties.  Under the agreement, Dr. Morra receives a base salary for the 12 month term of $367,500.  In addition, Dr. Morra will be eligible for bonus compensation of up to 50% of his base salary upon achievement of certain performance targets to be determined by the Compensation Committee of the Company’s Board of Directors, and up to 100% of his base salary if such targets are exceeded and Dr. Morra remains employed by the Company on the last day of the performance period.

On the date of his appointment Dr. Morra was awarded stock options exercisable for 500,000 shares of the Company’s common stock.  One-half of the options subject to the award immediately vested, 25% of the options subject to the award will vest on June 18, 2009, and the remaining 25% of the options subject to the award will vest on June 18, 2010, provided Dr. Morra continues to serve as Chief Executive Officer of the Company on each such vesting date.  Additionally, the Company has agreed to issue to Dr. Morra 214,285 shares of Common Stock on January 2, 2010, subject to the availability of such shares under the Company’s 2004 Equity Incentive Plan (the “Plan”).  If there are not sufficient shares available for issuance under the Plan to grant the full amount of such award, Dr. Morra will be issued such lesser number of shares as is then available under the Plan, and the remainder shall be issued when sufficient shares are available for issuance under the Plan. The Company intends to increase the number of shares issuable under the Plan by 3,000,000 and a proposal concerning the same will be submitted to the Company’s shareholders at its annual meeting to be held on June 11, 2009.

If Dr. Morra is terminated by the Company without cause or he voluntarily resigns with good reason (as such terms are defined in his agreement) he will receive: (i) prorated bonus compensation based on the portion of the year Dr. Morra is actually employed by the Company, provided that such bonus will be a minimum of 25% and a maximum of 75% of his base salary; (ii) a lump sum cash payment equal to 100% of Dr. Morra’s then effective base salary and (iii) continuation of health and welfare benefits for a period of 12 months. Notwithstanding the foregoing, in the event the term of his agreement is extended beyond the initial 12 month term, Dr. Morra will be entitled in such circumstances to a lump sum payment equal to 16 months of his then effective base salary along with health and welfare benefits continuation for a period of 16 months.  If Dr. Morra resigns or is terminated under certain circumstances in connection with a change of control of the Company his unvested options to purchase the Company’s common stock will become fully vested and he will be entitled to receive a lump sum payment equal to 16 months of his then effective base salary, along with continuation of health and welfare benefits for a period of 16 months.

In March 2009, a consulting agreement with a former board member, Dr. Reza Fassihi, was amended to reduce the minimum consulting fees payable from $4,000 to $2,250 per month.

On January 30, 2009, we approved a consulting arrangement with Wayne L. Pines, an international consultant on FDA-related regulatory and media issues and one of our directors, pursuant to which Mr. Pines will advise us on regulatory matters. We will pay Mr. Pines $15,000 per year (on a quarterly basis) and the arrangement may be terminated by either party on 30 days notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our 2008 annual report on Form 10-K.

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

We need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. In April 2009, we engaged HealthPro BioVentures LLC, a life science investment bank and strategic advisory firm, as our financial advisor in connection with the evaluation of various prospective financing strategies, and identifying and evaluating potential strategic partners. We are actively managing liquidity by limiting clinical and development expenses to our lead products and supporting existing alliances and collaborations. We have deferred significant external expenditures on all projects pending additional financing or partnership support. Without additional funding we do not expect to be able to complete development of our current projects. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, our business will be adversely affected and we will be required to reduce the scope of our development activities or discontinue operations.

Critical Accounting Policies and Estimates

Since December 31, 2008, none of our critical accounting policies, or our application thereof, as described in our annual report on Form 10-K for the year ended December 31, 2008, have significantly changed. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2009 that had an impact on us.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenues

Total revenues, which consist of royalty income, decreased 35%, or $93,783, to $171,772 for the three months ended March 31, 2009, compared to $265,555 for the same period in 2008. This decrease is a result of reduced participation in the net profits on sales in an effort to increase sales of our nutrional products by Perrigo through our alliance with Perrigo. Royalty payments from Perrigo are based on Perrigo’s net profits from the sale of CDT-based products which involve uncertainties and are difficult to predict.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 55%, or $131,110 to $106,583 for the three months ended March 31, 2009, compared to $237,693 for the same period in 2008, primarily due to a decrease of $68,683 in personnel expense due to a reduction in personnel and a $29,590 decrease in advertising, and tradeshow expenses due to lower participation. In addition, commission expense decreased $7,777 due to lower royalty income.

Research and Development Expenses

Research and development expenses decreased 7%, or $61,278, to $821,934 for the three months ended March 31, 2009, compared to $883,212 for the same period in 2008.  The decrease is primarily due to receipt of $85,267 as an insurance settlement, a decrease in personnel related expenses of $81,096 due to  personnel reduction, and $15,440 related to lower business travel. These decreases were offset by an increase of $73,406 related to our clinical trial and outside consulting expenses associated with product development. In addition, rent and utilities increased $56,857 and legal expenses increased $58,024 related to patent projects written off during the quarter.

General and Administrative Expenses

General and administrative expenses decreased 6%, or $78,633, to $1.2 million for the three months ended March 31, 2009, compared to $1.2 million for the same period in 2008, primarily due to lower accounting expenses related to the timing of the audit. There was also a decrease in personnel expense of $19,699 due to a reduction in personnel, a decrease of $18,880 due to reduced travel, and a decrease in insurance expense of $23,004 as a result of the reduction in clinical trial activities.

Other Income (Expense), Net
Other income decreased 93%, or $89,364, to $6,642 for the three months ended March 31, 2009, compared to $96,006 for the same period in 2008. The decrease was primarily due to lower interest income related to lower cash balances and interest rates.

Net Loss

Net loss decreased 4%, or $87,874, to $1.9 million for the three months ended March 31, 2009, compared to $2.0 million for the same period in 2008. The decrease was primarily due to reduced operating expenses.

Liquidity and Capital Resources

We had approximately $4.7 million in cash and cash equivalents, and $473,711 in restricted cash as of March 31, 2009. We are investing our cash and cash equivalents in government-backed securities. We have limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, and collaborative research agreements. Based on our current operating plan, we anticipate that our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations until late 2009, assuming the Company does not trigger additional obligations, including contractual severance obligations described below, and unless unforeseen events arise that negatively impact our liquidity. The Company may consider substantially reducing or suspending operations to preserve capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  We are pursuing new partnerships as well as collaborations, and exploring other financing options that would enable us to provide additional funding for our operations. However, we cannot be assured that financing will be available.

Our business requires substantial additional investment that we have not yet secured. In April 2009, we engaged HealthPro BioVentures LLC, a life science investment bank and strategic advisory firm, as our financial advisor in connection with the evaluation of various prospective transactions, and identifying and evaluating potential strategic partners. Our current operating plan reflects reductions in operating expenses implemented during 2008. We are actively managing liquidity by limiting clinical and development expenses to our lead products and supporting existing alliances and collaborations.  We have deferred all significant external expenditures on projects pending additional financing or partnership support. Without additional funding we do not expect to be able to complete development of our current projects.

We plan to continue efforts to enter into collaboration and licensing agreements for our product candidates and seek other sources of capital to provide additional funding for our operations. We cannot be assured that financing will be available on favorable terms, or at all. Our failure to raise capital, including financial support from partnerships or other collaborations, would materially adversely affect our business in 2009, and would force us to substantially reduce or cease operations. If we are forced to reduce or cease our operations we may trigger additional obligations, including contractual severance obligations aggregating as much as $2.0 million for all employees contractually entitled to benefits, which would further negatively impact our liquidity and capital resources. In addition, we may be forced to liquidate assets at discounted amounts due to our immediate liquidity requirements. These conditions raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2008 included a going concern explanatory paragraph.

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

Cash flows from operating activities—Net cash used in operating activities for the three months ended March 31, 2009, was approximately $1.6 million, compared to $2.3 million for the three months ended March 31, 2008. Expenditures for the three months ended March 31, 2009 decreased and operating revenues decreased due to lower royalty income and the lack of research and development revenue.

Cash flows from investing activities—Cash flows of $40,728 used in investing activities during the three months ended March 31, 2009 primarily represent the purchase of lab equipment and payments made for patent rights, offset by proceeds of $85,267 from an insurance settlement. Cash flows of $82,729 used in investing activities during the three months ended March 31, 2008 primarily represented the payments made for patent rights.

Cash flows from financing activities— Cash flows of $21,234 used by financing activities during the three months ended March 31, 2009 primarily represent the payments made on our term loan. In the three months ended March 31, 2008, cash flows provided by financing activities of $20,768 primarily represented the proceeds from the exercise of options and warrants offset by payments made on our term loan.

 As of March 31, 2009, we had $4.3 million of working capital, compared to $5.9 million as of December 31, 2008. We have accumulated net losses of approximately $65.9 million from our inception through March 31, 2009. We have funded our operations primarily through the issuance of equity securities, including $3.6 million and $10.9 million in net proceeds from our registered direct offerings in December 2007 and April 2006, respectively, and $14.1 million from our private placement in February 2005.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

We do not have sufficient cash to fund the development of our drug delivery operations. If we are unable to obtain additional financing during 2009, we will be required to substantially curtail or cease operations.

We anticipate that, based on our current operating plan, our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations until late 2009. Our current operating plan reflects reductions in personnel, marketing and other expenses implemented during 2008. We are actively managing our liquidity by limiting our clinical and development expenses to our lead products and supporting our existing alliances and collaborations. We have deferred all significant expenditures on new projects as well as major expenditures for our lead products pending additional financing or partnership support. We plan to continue efforts to enter into collaboration and licensing agreements for our product candidates, including controlled release ibuprofen, that may provide additional funding for our operations. If we are unsuccessful with these efforts, we will be required to substantially curtail operations or cease operations.

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

If we are unable to obtain sufficient additional financing, we would be unable to meet our obligations and we would be required to delay, reduce or eliminate some or all of our business operations, including the pursuit of licensing, strategic alliances and development of drug delivery programs. If we are forced to reduce or cease our operations we may trigger additional obligations, including severance obligations, which would further negatively impact our liquidity and capital resources.

The NYSE Amex Exchange may consider delisting our common stock.

Section 1003 of the NYSE Amex Company Guide (Application of Policies) provides that the NYSE Amex may cause our common stock to be delisted under certain circumstances, including in connection with our failure to maintain stockholders' equity of at least $6,000,000 ($5,756,942 as of March 31, 2009), or where our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature. In the event we are unable to increase our revenue, obtain additional financing or otherwise obtain funding for our ongoing operations, we may be unable to bring our stockholders' equity back above the $6,000,000 threshold, and the NYSE Amex may determine to delist our common stock based on this failure or our  general  financial condition.  If we are delisted from the NYSE Amex then our common stock will trade, if at all, only on the over-the-counter markets, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit the liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from NYSE Amex could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 6.	Exhibits

The following exhibits are filed herewith:

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

10.1	Executive Employment Agreement dated January 30, 2009, between Bruce S. Morra and the Company		10-K	10.34	001-31982	3/11/2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, Inc.

Date: May 1, 2009	By:	/s/ Bruce S. Morra
Bruce S. Morra Chief Executive Officer and President (Principal Executive Officer)

Date: May 1, 2009	By:	/s/ Richard M. Levy
Richard M. Levy Chief Financial Officer and Vice President - Finance (Principal Financial Officer)

EXHIBIT INDEX

		Filed	Incorporated by Reference
Exhibit No.	Description	Herewith	Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

10.1	Executive Employment Agreement dated January 30, 2009, between Bruce S. Morra and the Company		10-K	10.34	001-31982	3/11/2009