Form 10-Q
period 2010-03-31
SCOLR Pharma, Inc.
filed 2010-04-29
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of April 23, 2010
Common Stock, par value $0.001	49,572,555

SCOLR Pharma, Inc.
FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS
(In thousands)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,965	$1,176
Accounts receivable	145	269
Prepaid expenses and other assets	297	228
Total current assets	4,407	1,673

Property and Equipment — net of accumulated depreciation of $1,309 and $1,272, respectively	400	435
Intangible assets — net of accumulated amortization of $531 and $514, respectively	755	565
Restricted cash	383	438
	$5,945	$3,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$117	$47
Accrued liabilities	396	640
Deferred revenue	—	25
Total current liabilities	513	712

Deferred rent	188	198
Total liabilities	701	910

Commitments and Contingencies – (Note 8)

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 49,572,555 and 41,098,270 issued and outstanding as of March 31, 2010, and December 31, 2009, respectively	51	41
Additional paid-in capital	76,698	72,832
Accumulated deficit	(71,505)	(70,672)
Total stockholders’ equity	5,244	2,201
	$5,945	$3,111

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues
Licensing fees	$25	$—
Royalty income	141	172
Total revenues	166	172

Operating expenses
Marketing and selling	36	107
Research and development	340	822
General and administrative	624	1,154
Total operating expenses	1,000	2,083
Loss from operations	(834)	(1,911)

Other income (expense)
Interest income	1	9
Interest expense	—	(2)
Total other income	1	7
Net loss	$(833)	$(1,904)
Net loss per share, basic and diluted	$(0.02)	$(0.05)
Shares used in computing basic and diluted net (loss) income per share	43,140,968	41,098,270

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(833)	$(1,904)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	64	101
Write-off of intangible assets	11	77
Share-based compensation for employee services	64	355
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts and other receivables	125	14
Prepaid expenses and other current assets	(73)	67
Accounts payable and accrued expenses	(82)	(297)
Deferred revenue	(25)	—
Net cash used in operating activities	(749)	(1,587)
Cash flows from investing activities:
Purchase of equipment and furniture	(3)	(89)
Proceeds from insurance settlement	—	85
Patent and technology rights payments	(226)	(37)
Restricted cash	54	—
Net cash used by investing activities	(175)	(41)
Cash flows from financing activities:
Payments on term loan	—	(21)
Net proceeds from issuance of common stock options and warrants	3,713	—
Net provided (cash used) by financing activities	3,713	(21)
Net increase (decrease) in cash	2,789	(1,649)
Cash at beginning of period	1,176	6,363
Cash at end of period	$3,965	$4,714
Cash paid during the period for interest	$—	$2
Issuance of warrants in connection with equity offering	$689	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. (the “Company,” “we,” “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Security and Exchange Commission ( “SEC”) rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2009.

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

At the March 31, 2010 meeting, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of  Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28.1 The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments.  The guidance in Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after 15 June 2010, and may be applied: prospectively to milestones achieved after the adoption date, or retrospectively for all periods presented. The Company currently does not have any revenue contracts with milestone arrangements.

Note 3 – Accounts Receivable

At March 31, 2010, accounts receivable consisted of royalty receivables from Controlled Delivery Technology (CDT)-based product sales.

Note 4 – Financing

On March 12, 2010, the Company completed a private placement of units consisting of one share of the Company’s common stock, and a common stock purchase warrant, which entitles the holder to purchase one-fifth of one share of common stock.  An aggregate of 8,260,000 shares of its common stock and warrants to purchase an aggregate of 1,652,000 shares of its common stock were sold.  The units were sold at a purchase price of $0.50 per unit.  Taglich Brothers, Inc., a related party, acted as placement agent for the offering. Mr. Michael N. Taglich, a member of the Company’s board of directors, is the president and a principal shareholder of Taglich Brothers.  Net proceeds of the offering were approximately $3.7 million after placement agent fees of approximately $289,100, expenses of registration, and other direct and incremental offering costs. Taglich Brothers was also issued a warrant to purchase 578,200 shares of the Company’s common stock.  The warrants sold in the offering and those issued to Taglich Brothers are identical, have an exercise price of $0.75 per full share of common stock, and are exercisable beginning six months from the warrant issuance date for a period of five years.  The fair value of the warrants is estimated at $0.31 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 86.57%; term of five years; risk-free interest rate of 2.39%; and 0% dividend yield.

The Company filed a shelf registration statement in the amount of $40 million which was declared effective by the SEC on November 25, 2008 under which it may offer from time-to-time, one or more offerings of securities up to an aggregate public offering price of $40 million. We expect to register the common stock and common stock underlying warrants sold in our March 2010 financing using the shelf registration statement. Following such registration, we expect there will be approximately $29.5 million of securities available for registration under our shelf.   The Company has received notice from the NYSE Amex Equities Exchange (“NYSE Amex,” “the Exchange”) that it is not in compliance with continued listing requirements. Its inability to maintain listing of its common stock on the NYSE Amex may further limit its ability to access the capital markets.

Note 5 — Liquidity

The Company incurred a net loss of approximately $833,000 for the three months ended March 31, 2010, and used cash from operations of approximately $749,000. Cash flows used by investing activities during the three months ended March 31, 2010 of $175,000, include $226,000 in patent and trademark related expenditures plus $3,000 used for equipment purchases. These amounts were offset by a $54,000 decrease in restricted cash which was used to reduce the monthly rent obligation. Cash flows from investing activities for the period ended March 31, 2009 represent proceeds from an insurance settlement of $85,000 and $89,000 used to purchase research and development equipment. Cash flows provided by financing activities for the period ended March 31, 2010, represents the net proceeds of $3.7 million from the March 2010 equity offering. Cash flows from financing activities for the period ended March 31, 2009 reflects payments on term loan of $21,000 through April 2009, at which time the loan was paid off.

The Company had approximately $4.0 million in cash and cash equivalents, and $383,000 in restricted cash, related to its facility lease, as of March 31, 2010. The Company is investing its cash and cash equivalents in government-backed securities. These securities have quoted prices in active markets.

The Company has deferred all significant expenditures on its development projects, including the actual use study required by the Food and Drug Administration (the “FDA”) as a prerequisite to submission of its regulatory application for ibuprofen, pending additional financing, revenues or partnership support. Without continuing revenues or funding from a partnership or collaboration agreement, the Company may not be able to complete development of its lead projects.

The Company’s capital resources are limited and operations to date have been funded primarily with the proceeds from equity financings, royalty payments, and collaborative research agreements. The Company is pursuing additional sources of financing that could involve strategic transactions, including mergers and business combinations, new partnerships as well as opportunities to expand product sales and other options. However, there are significant uncertainties as to the Company’s ability to access potential sources of capital. The Company may not be able to enter any strategic transaction or collaboration on terms acceptable to it, or at all, due to conditions in the pharmaceutical industry or in the economy in general. Competition for such arrangements is intense, with many specialty pharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies.

The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty. If unforeseen events arise and the Company is unsuccessful in generating additional revenues or raising additional funds, it will be necessary to substantially reduce the Company’s operations to preserve capital or otherwise wind up its business. If the Company is forced to reduce or cease operations it may trigger additional obligations, including contractual severance obligations aggregating as much as $690,000. In addition, the Company may be forced to liquidate assets at reduced levels should it develop immediate liquidity requirements.  There can be no assurance that additional financing will be available on favorable terms or at all.

Note 6 — Operating Lease

The Company entered into a sublease agreement with an unaffiliated third party on March 12, 2010 for approximately 850 square feet of lab and office space. The sublease agreement provides for monthly rent of $1,600 and expires on March 15, 2011. Rental deposit and last month’s rent totaling $3,200 was paid at the time the agreement was signed. Sublease payments received are recorded in Research and Development expense as an offset to rent expense.

Note 7 — Income Taxes

The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of March 31, 2010 or December 31, 2009. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 8—Future Commitments

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

Note 9—Technical Rights, Patent License and Royalty Agreements

Chrono Nutraceuticals, LLC.

On November 20, 2009, the Company entered into a license agreement with Chrono Nutraceuticals LLC, a newly formed Arizona limited liability company ("Chrono"), providing Chrono with exclusive rights in Canada to manufacture and sell four extended release dietary supplements using the Company’s proprietary CDT drug delivery platform. In addition, the Company granted Chrono the rights to manufacture and sell two of such products in the United States on a nonexclusive basis.

Under the terms of the license agreement, Chrono paid an initial fee of $25,000 and agreed to pay an additional $87,500 that became due on January 31, 2010. Chrono has failed to deliver the additional payment of $87,500 and has advised us that payment of this additional amount will be delayed pending resolution of internal financial issues.  The Company has terminated the license agreement and is evaluating its remedies with respect to the owed amounts. The initial $25,000 fee is not refundable and was recorded as revenue in March 2010.

NUPRIN® trademark

On March 11, 2010, the Company purchased from Advanced Healthcare Distributors, LLC, all of ADC’s right, title, and interest in and to the NUPRIN® trademark worldwide, excluding Canada. The Company paid $180,000 in cash for these rights to the NUPRIN® trademark. The trademark is being amortized over ten years.

Note 10— NYSE Amex Equities Exchange Listing

On June 25, 2009 the Company received notice from the Exchange that it was not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide (the “Company Guide”) with stockholders' equity of less than $6 million and losses from continuing operations and net losses in its five most recent fiscal years. As allowed by Exchange rules, the Company submitted a plan of compliance on July 29, 2009, advising the Exchange of action it has taken and will take, to regain compliance with Section 1003(a)(iii) of the Company Guide by December 27, 2010. In September 2009, the Exchange approved the Company’s plan to regain compliance with the continued listing standard set forth in Section 1003(a)(iii) of the NYSE Amex Company Guide within the specified timeframes indicated by the Exchange. However, NYSE Amex LLC simultaneously issued a notice that the Company does not meet the continued listing standard set forth in Section 1003(a)(iv) of the NYSE Amex Company Guide because, based on the Exchange’s  review of the Company’s Form 10-Q for the period ending June 30, 2009, the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

On October 15, 2009, the Company submitted additional information to the Exchange to address how it planned to regain compliance with section 1003(a)(iv) of the Company Guide by March 15, 2010. On November 25, 2009, the Company received notice that the Exchange had accepted the Company’s plan of compliance with respect to its deficiency with the Exchange’s continued listing standard set forth in Section 1003(a)(iv) of the Company Guide. On April 13, 2010, the Company received notice from the Exchange that the Company had resolved the continued listing deficiency with respect to Section 1003(a)(iv) of the Company Guide referenced in the September 15, 2009 notice from the Exchange. The Exchange noted that its staff will continue to monitor the Company for compliance. If the Company is able to demonstrate compliance for two consecutive quarters, the Exchange will deem the monitoring period with respect to Section 1003(a)(iv) of the Company Guide to be ended. If not, the Exchange staff will continue to monitor the Company with respect to Section 1003(a)(iv) of the Company Guide through December 27, 2010.

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

Note 11 — Warrants

During the three months ended March 31, 2010, there were no warrants exercised. The Company had the following warrants to purchase common stock outstanding at March 31, 2010:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011
December 4, 2007	1,390,550	2.10	5 years	1,390,550	December 3, 2012
March 12, 2010	2,230,200	0.75	5 years	2,230,200	March 11, 2015
Grand Total	4,381,750			4,381,750

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Note 12 — Share-Based Compensation

During the three-month period ended March 31, 2010, the Company did not grant any options to purchase shares of its common stock or restricted stock.

 On January 4, 2010, the Company issued 214,285 shares of common stock to Dr. Bruce Morra, the Company’s former President and Chief Executive Officer, in accordance with the terms of Dr. Morra’s employment agreement with the Company dated as of January 30, 2009. A liability of approximately $103,000 was recorded at December 31, 2009 for the fair value of these shares as the award was subject to the availability of a sufficient number of shares under the 2004 Plan at the date the shares were to be issued.  During the three-month period ended March 31, 2010, additional compensation expense for these shares of approximately $3,200 was recorded in general and administration expense, reflecting the change in fair value of these shares from December 31, 2009 to the date of issuance.

The following tables set forth the aggregate share-based compensation expense resulting from equity incentive awards issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the period ended:

	Three Months Ended March 31,
Functions	2010	2009
Marketing and selling	$—	$8
Research and development	15	82
General and administrative	49	265
Total	$64	$355

Note 13 — Net Loss Per Share Applicable to Common Stockholders

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, and the assumed exercise of the warrants are determined under the treasury stock method. Diluted net income (loss) per share includes the effect of potential issuances of common stock, except when the effect is anti-dilutive. Shares used in the computation of net income (loss) per common share were 49,572,555 and 41,098,270 for the three months ended March 31, 2010 and 2009 respectively.

For the three month period ending March 31, 2010, the weighted average number of diluted shares does not include potential issuances of common shares which are anti-dilutive. The following potential common shares were not included in the calculation of diluted net loss per share for these periods in 2010 and 2009 as the effect would have been anti-dilutive.

	2010	2009
Assumed exercise of stock options	4,946,419	4,915,525
Assumed conversion of warrants	4,381,750	2,226,550
Total	9,328,169	7,142,075

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our 2009 annual report on Form 10-K.

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

We are seeking to take advantage of an opportunity to provide our novel extended release dietary supplements to the market via direct sales efforts to numerous national retailers. This distribution channel is anticipated to provide higher contribution margins as compared to royalty revenues from a partnership. We have commercial relationships with sales and marketing brokers, contract manufacturing and distribution firms, in order to support these direct sales efforts.

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

We expect our operating losses to decline and cash flows to improve as we advance the direct sales of nutritional products and Nuprin immediate release ibuprofen. We actively manage our liquidity by limiting the clinical and development expenses to our ibuprofen and pseudoephedrine lead products. We have deferred all significant expenditures on our development projects, including the actual use study required by the FDA as a prerequisite to submission of our regulatory application for ibuprofen, pending additional financing, revenues or partnership support. Without additional revenues or funding, the Company does not expect to be able to complete development of its lead projects.

We may need to raise additional capital to fund operations, continue research and development projects, and commercialize our products. We may not be able to secure additional financing on favorable terms, or at all. If we are unable to obtain necessary additional financing, our business will be adversely affected.

Critical Accounting Policies and Estimates

Since December 31, 2009, none of our critical accounting policies, or our application thereof, as more fully described in our annual report on Form 10-K for the year ended December 31, 2009, has significantly changed. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

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

At the March 31, 2010 meeting, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28.1 the Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments.  The guidance in Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after 15 June 2010, and may be applied: prospectively to milestones achieved after the adoption date, or retrospectively for all periods presented. The Company currently does not have any revenue contracts with milestone arrangements.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenues

Total revenues, which consist of licensing fees and royalty revenue from our collaboration agreements, decreased 3%, or $6,000 to $166,000 for the three months ended March 31, 2010, compared to $172,000 for the same period in 2009. This decrease is a result of a $31,000 decrease in royalty revenue from sales of our nutritional products by Perrigo. Royalty payments are based on Perrigo’s net profits from the sale of CDT-based products.  The decline in royalty revenue was off-set by an increase in licensing fees attributable to our terminated agreement with Chrono Nutraceuticals, LLC.

Under the terms of our license agreement with Chrono, Chrono paid an initial fee of $25,000 and agreed to pay an additional $87,500 that became due on January 31, 2010. Chrono has failed to deliver the additional payment of $87,500 and has advised us that payment of this additional amount will be delayed pending resolution of internal financial issues.  We have terminated our license agreement with Chrono and we are evaluating our remedies with respect to the owed amounts. The initial $25,000 fee is not refundable and was recorded as licensing fees in March 2010.
Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 66%, or $71,000 to $36,000 for the three months ended March 31, 2010, compared to $107,000 for the same period in 2009. Of this reduction in expense, $25,000 is due to a reduction in personnel and $42,000 reflects the impact of lower advertising and tradeshow expenses.

Research and Development Expenses

Research and development expenses decreased 59%, or $482,000 to $340,000 for the three months ended March 31, 2010, compared to $822,000 for the same period in 2009. Our deferral of development activities on certain projects pending additional funding resulted in an approximately $142,000 reduction in expenses.  Research and development related legal expenses decreased approximately $66,000 due to lower abandonment projects. In addition, personnel related expenses and non-cash share based compensation decreased approximately $203,000 and $66,000, respectively due to personnel reductions. These decreases were offset by an increase in repairs and maintenance expense due to the recognition in 2009 of the receipt of an $85,000 insurance settlement for a broken tablet press.

General and Administrative Expenses

General and administrative expenses decreased 46%, or $530,000 to $624,000 for the three months ended March 31, 2010, compared to approximately $1.2 million for the same period in 2009, primarily due to lower personnel related costs, non-cash share based compensation expense, insurance premiums, and director and shareholder relations expense. Personnel related expenses decreased $267,000 due to a reduction in the number of employees and non-cash share based compensation expense decreased $217,000 due to a lower number of stock options and shares granted during the three months ended March 31, 2010. Insurance premiums decreased $22,000 due to lower rates, legal expense decreased $16,000 due to a reduction in legal matters, and director and shareholder relations expense decreased $15,000 due to a decrease in the number of directors.

Other Income (Expense), Net

Other income decreased 86%, or $6,000 to $1,000 for the three months ended March 31, 2010, compared to $7,000 for the comparable period in 2009. This decrease was due to a decrease in interest income attributable to lower cash balances in January and February 2010.

Net Loss

Net loss decreased $1.1 million to $833,000 for the three months ended March 31, 2010, compared to $1.9 million for the same period in 2009. The decreased net loss reflects lower operating expenses.

Liquidity and Capital Resources

We had approximately $4.0 million in cash and cash equivalents, and $383,000 in restricted cash as of March 31, 2010. Based on our current operating plan, we anticipate that our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations into the second half of 2011, assuming we do not trigger additional obligations, and unless unforeseen events arise that negatively impact our liquidity. In the event we are unsuccessful in generating additional revenues or raising additional funds, it will be necessary to substantially reduce our operations to preserve capital.

Our current operating strategy is to actively manage our liquidity by limiting clinical and development expenses to our ibuprofen and pseudoephedrine lead products, and reducing our general administrative and other operating expenses while also supporting additional marketing and distribution of our nutritional products. We have deferred all significant expenditures on our development projects, including the actual use study required by the FDA as a prerequisite to submission of our regulatory application for ibuprofen, pending additional financing or partnership support. Without continuing revenues or additional funding, we would not be able to complete development of our new products. In addition, we have reduced our marketing and general and administrative expenses and continue to evaluate opportunities to reduce operating expenses.

Our capital resources are very limited and operations to date have been funded primarily with the proceeds from equity financings, royalty payments, and collaborative research agreements. We are pursuing additional sources of financing that could involve strategic transactions, including mergers and business combinations, new collaborations, as well as opportunities to expand product sales and other options. However, there are significant uncertainties as to our ability to increase revenues or access potential sources of capital. We may not be able to enter any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general. Competition for such arrangements is intense, with many biopharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies. Although we have been engaged in discussions with potential partners, there is no assurance that any agreements will result from these discussions in a timely manner, or at all, or that revenues  generated from such an agreement will offset operating expenses to enable us to meet our short term funding requirements.

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

Our failure to increase revenues or raise capital, including financial support from partnerships or other collaborations, would materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease operations, which may trigger additional obligations aggregating as much as $690,000.

Cash flows from operating activities—Net cash used in operating activities for the three months ended March 31, 2010 was approximately $749,000 compared to $1.6 million for the three months ended March 31, 2009. The reduction in cash flows used in operating activities reflects the impact of substantially lower operating expenses for the three months ended March 31, 2010 compared with the same period in 2009.

Cash flows from investing activities—Cash flows used in investing activities of $175,000 during the three months ended March 31, 2010 primarily represent approximately $226,000 paid for patent rights, offset by a $54,000 reduction in our restricted cash balance used to reduce our lease obligation. Cash flows used in investing activities for the three months ended March 31, 2009 primarily represent the purchase of a new tablet press from the proceeds of an insurance settlement related to our facility move and $37,000 in payments for patent rights.

Cash flows from financing activities— Cash flows from financing activities for the three months ended March 31, 2010 primarily represent net proceeds of $3.7 million from issuance of common stock and stock warrants in our March 2010 equity transaction. Cash flows used by financing activities for the three months ended March 31, 2009 primarily represent payments of $21,000 made on our term loan through April 2009, at which time the loan was paid off.

As of March 31, 2010, we had $3.9 million of working capital compared to $1.0 million as of December 31, 2009. We have accumulated net losses of approximately $71.5 million from our inception through March 31, 2010. We have currently funded our operations primarily through the issuance of equity securities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of March 31, 2010, 49,572,555 shares of our common stock were outstanding, and there were 9,328,169 shares of our common stock issuable upon the exercise of outstanding options and warrants. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2010, on March 15, 2010, the Company completed a private placement of its units, consisting of one share of the Company’s common stock and a warrant which entitles the holder to purchase one-fifth of one share of common stock.

Item 6.	Exhibits

The following exhibits are filed herewith:

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Amendment Number Three to Manufacture, License and Distribution Agreement dated January 4, 2010, between Perrigo Company of South Carolina, Inc. and the Company		10-K	10.41		3/24/2010

10.2	Term Sheet dated February 16, 2010, between RedHill Biopharma Ltd. and the Company		10-K	10.42		3/24/2010

10.3	Form of Unit Purchase Agreement dated March 12, 2010.		10-K	10.43		3/24/2010

10.4	Form of Common Stock Purchase Warrant dated March 12, 2010.		10-K	10.44		3/24/2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, Inc.
	By:	/s/ STEPHEN J. TURNER
Date: April 29, 2010		Stephen J. Turner
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD M. LEVY
Date: April 29, 2010		Richard M. Levy
Chief Financial Officer and Vice President - Finance
(Principal Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Amendment Number Three to Manufacture, License and Distribution Agreement dated January 4, 2010, between Perrigo Company of South Carolina, Inc. and the Company		10-K	10.41		3/24/2010

10.2	Term Sheet dated February 16, 2010, between RedHill Biopharma Ltd. and the Company		10-K	10.42		3/24/2010

10.3	Form of Unit Purchase Agreement dated March 12, 2010.		10-K	10.43		3/24/2010

10.4	Form of Common Stock Purchase Warrant dated March 12, 2010.		10-K	10.44		3/24/2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X