Form 10-Q
period 2010-06-30
SCOLR Pharma, Inc.
filed 2010-08-10
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of August 2, 2010
Common Stock, par value $0.001	49,816,073

SCOLR Pharma, Inc.
FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS
(In thousands, except par values and number of shares)
(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$3,270	$1,176
Accounts receivable	124	269
Prepaid expenses and other assets	412	228
Total current assets	3,806	1,673

Property and Equipment — net of accumulated depreciation of $1,347 and $1,272, respectively	361	435
Intangible assets — net of accumulated amortization of $556 and $514, respectively	741	565
Restricted cash	383	438
	$5,291	$3,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$39	$47
Accrued liabilities	352	640
Deferred revenue	—	25
Total current liabilities	391	712

Deferred rent	178	198
Total liabilities	569	910

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 49,816,073 and 41,098,270 issued and outstanding as of June 30, 2010, and December 31, 2009, respectively	50	41
Additional paid-in capital	76,883	72,832
Accumulated deficit	(72,211)	(70,672)
Total stockholders’ equity	4,722	2,201
	$5,291	$3,111

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
 (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Licensing fees	$100	$—	$125	$—
Royalty income	123	231	264	403
Total revenues	223	231	389	403

Operating expenses
Marketing and selling	63	39	99	146
Research and development	256	794	596	1,615
General and administrative	595	973	1,219	2,127
Total operating expenses	914	1,806	1,914	3,888
Loss from operations	(691)	(1,575)	(1,525)	(3,485)

Other income (expense)
Interest income	—	2	1	11
Interest expense	—	(1)	—	(4)
Other	(15)	—	(15)	—
Total other income (expense)	(15)	1	(14)	7
Net loss	$(706)	$(1,574)	$(1,539)	$(3,478)
Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.08)
Shares used in computing basic and diluted net loss per share	49,684	41,098	46,430	41,098

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,539)	$(3,478)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	129	248
Write-off of intangible assets	19	80
Share-based compensation for employee services	126	576
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	145	(29)
Prepaid expenses and other current assets	(188)	(65)
Accounts payable and accrued expenses	(212)	(318)
Deferred revenue	(25)	—
Net cash used in operating activities	(1,545)	(2,986)
Cash flows from investing activities:
Purchase of equipment and furniture	(4)	(95)
Proceeds from insurance settlement	—	85
Patent and technology rights payments	(246)	(127)
Restricted cash	55	—
Net cash used in investing activities	(195)	(137)
Cash flows from financing activities:
Payments on term loan	—	(111)
Proceeds from exercise of options	121	—
Net proceeds from issuance of common stock and warrants	3,713	—
Net cash provided by (used in) financing activities	3,834	(111)
Net increase (decrease) in cash	2,094	(3,234)
Cash at beginning of period	1,176	6,363
Cash at end of period	$3,270	$3,129
Cash paid during the period for interest	$—	$3
Supplemental disclosure of noncash financing activities:
Issuance of warrants in connection with equity offering	$689	$—
Issuance of common stock to employee	$103	$—

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. ( the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2009.

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

Note 2 — New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued ASU 2010-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. The Company is currently assessing the impact of ASU 2010-13 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

In March 2010, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28.1. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments.  The guidance in Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied: prospectively to milestones achieved after the adoption date, or retrospectively for all periods presented. The Company is currently assessing the impact of this guidance on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

Note 3 – Accounts Receivable

At June 30, 2010, accounts receivable consisted of royalty receivables from Controlled Delivery Technology (CDT)-based product sales.

Note 4 – Financing
On March 12, 2010, the Company completed a private placement of units consisting of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock.  An aggregate of 8,260,000 shares of common stock and warrants to purchase an aggregate of 1,652,000 shares of common stock were sold at a purchase price of $0.50 per unit.  Taglich Brothers, Inc. acted as placement agent for the offering. Mr. Michael N. Taglich, Chairman of the Company’s board of directors, is the president and a principal shareholder of Taglich Brothers.  Net proceeds of the offering were approximately $3.7 million after placement agent fees of approximately $289,100, expenses of registration, and other direct and incremental offering costs. Taglich Brothers was also issued a warrant to purchase 578,200 shares of the Company’s common stock.  The warrants sold in the offering and those issued to Taglich Brothers are identical, have an exercise price of $0.75 per full share of common stock, and are exercisable beginning six months from the warrant issuance date for a period of five years.  The fair value of the warrants was estimated at $0.31 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 86.57%; term of five years; risk-free interest rate of 2.39%; and 0% dividend yield.

The shares sold in the offering and shares underlying the warrants were registered with the SEC on a registration statement that became effective on May 21, 2010.

Note 5 — Liquidity

The Company incurred a net loss of approximately $1,539,000 for the six months ended June 30, 2010, and used cash from operations of approximately $1,545,000. Cash flows used by investing activities during the six months ended June 30, 2010 of $195,000 include $246,000 in patent and trademark related expenditures, offset by a $55,000 decrease in restricted cash which was used to reduce the monthly rent obligation for the Company's headquarters in Bothell, Washington. Cash flows from investing activities for the six months ended June 30, 2009 represent proceeds of $85,000 from an insurance settlement, and $95,000 used to purchase research and development equipment. Cash flows provided by financing activities for the six months ended June 30, 2010, consist of net proceeds of $3.7 million from the March 2010 private placement and $121,000 of proceeds from the exercise of previously issued stock options. Cash flows used by financing activities for the six months ended June 30, 2009 reflect payment on a term loan of $111,000 through April 2009, at which time the loan was paid off.

As of June 30, 2010 the Company had approximately $3.3 million in cash and cash equivalents, and $383,000 in restricted cash related to its facility lease. The Company invests its cash and cash equivalents in government-backed securities. These securities have quoted prices in active markets. At times, the balances in the Company’s cash and cash equivalent accounts exceed federal insured limits. The Company has not experienced any losses related to these balances and believes there is limited credit risk.

The Company has deferred all significant expenditures on its development projects, including the actual use study required by the Food and Drug Administration (the “FDA”) as a prerequisite to submission of its regulatory application for its ibuprofen product, pending additional financing, revenues or partnership support. Without additional financing, revenues or funding from a partnership or collaboration agreement, the Company may not be able to complete development and commercialization of its lead product candidates, including its ibuprofen and pseudoephedrine products.

The Company’s capital resources are limited and operations to date have been funded primarily with the proceeds from equity financings, royalty payments, and collaborative research agreements. The Company is pursuing additional sources of financing that could involve strategic transactions, including additional debt or equity financing, mergers and business combinations, new partnerships, revenue growth from expansion of product sales and other options. However, there are significant uncertainties as to the Company’s ability to access potential sources of capital. The Company may not be able to obtain financing or enter any strategic transaction or collaboration on terms acceptable to it, or at all, due to conditions in the pharmaceutical industry, capital markets or the economy in general. Competition for such strategic partnerships is intense, with many specialty pharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies.

The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty. If unforeseen events arise that negatively impact the Company’s liquidity and the Company is unsuccessful in generating additional revenues or raising additional funds, it will be necessary to substantially reduce the Company’s operations to preserve capital or otherwise wind up its business. If the Company is forced to reduce or cease operations it may trigger additional obligations, including contractual severance obligations aggregating as much as $690,000. In addition, the Company may be forced to liquidate assets at reduced levels should it develop immediate liquidity requirements.  There can be no assurance that additional financing will be available on favorable terms or at all.

Note 6 — Income Taxes

The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of June 30, 2010 or December 31, 2009. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 7—Technical Rights, Patent License and Royalty Agreements

RedHill Biopharma Ltd.
On May 2, 2010, the Company entered into an Exclusive License Agreement (the “Agreement”) with RedHill Biopharma Ltd., an Israeli company (“RedHill”). Under the Agreement, SCOLR granted to RedHill exclusive, worldwide, and perpetual rights to produce, market, and sell Ondansetron tablet formulations based on SCOLR’s proprietary controlled delivery technology (CDT®).  Per the terms of the Agreement, the Company received the licensing fee of $100,000 in May 2010. Additionally, RedHill is obligated to make milestone payments to SCOLR of $250,000 each upon (i) final marketing approval by the FDA of the Ondansetron product and (ii) the first commercial sale of the product by RedHill.  SCOLR will receive an 8% royalty on direct and sublicense sales royalties actually received by RedHill, net of RedHill’s reasonable marketing and distribution expenses. The Agreement specifies a maximum payment to SCOLR, including royalties and all other fees, of $30 million.

NUPRIN® Trademark
On March 11, 2010, the Company purchased from Advanced Healthcare Distributors, LLC (“ADC”) all of ADC’s right, title, and interest in and to the NUPRIN® trademark worldwide, excluding Canada. The Company paid $180,000 in cash for these rights to the NUPRIN® trademark. The trademark asset is being amortized over ten years.

Note 8— NYSE Amex Equities Exchange Listing

On June 25, 2009 the Company received notice from the NYSE AMEX Equities (the "Exchange") that it was not in compliance with Section 1003(a)(iii) of the NYSE Amex Company Guide (the “Company Guide”) with stockholders' equity of less than $6 million and losses from continuing operations and net losses in its five most recent fiscal years. As permitted by Exchange rules, the Company submitted a plan of compliance on July 29, 2009, advising the Exchange of action it had taken and will take to regain compliance with Section 1003(a)(iii) of the Company Guide by December 27, 2010. On September 15, 2009, the Exchange approved the Company’s plan to regain compliance with the continued listing standard set forth in Section 1003(a)(iii) of the Company Guide within the specified timeframes indicated by the Exchange.

Simultaneously with its approval of the compliance plan, the Exchange notified the Company that it does not meet the continued listing standard set forth in Section 1003(a)(iv) of the Company Guide because, based on the Exchange’s  review of the Company’s Form 10-Q for the period ending June 30, 2009, the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

On October 15, 2009, the Company submitted additional information to the Exchange to address how it planned to regain compliance with section 1003(a)(iv) of the Company Guide by March 15, 2010. On November 25, 2009, the Company received notice that the Exchange had accepted the Company’s plan of compliance with respect to its noncompliance with the Exchange’s continued listing standard set forth in Section 1003(a)(iv) of the Company Guide. On April 13, 2010, the Company received notice from the Exchange that the Company had resolved the continued listing deficiency with respect to Section 1003(a)(iv) of the Company Guide referenced in the September 15, 2009 notice from the Exchange. The Exchange noted that its staff will continue to monitor the Company for compliance. If the Company is able to demonstrate compliance for two consecutive quarters, the Exchange will deem the monitoring period with respect to Section 1003(a)(iv) of the Company Guide to be ended.

On November 23, 2009, the Company received a separate notice from the Exchange stating that the Company does not meet the continued listing standard set forth in Section 1003(a)(ii) of the Company Guide because it had stockholders’ equity of less than $4 million and losses from continuing operations in three of its four most recent fiscal years.  By the aforementioned letter dated June 25, 2009, the Exchange had previously advised the Company that it was not in compliance with Section 1003(a)(iii) of the Company Guide because it had stockholders’ equity of less than $6 million and losses from continuing operations and net losses in its five most recent fiscal years.  On September 15, 2009, the Exchange notified the Company that it had accepted the Company’s plan that would bring it into compliance with the continued listing requirements and granted the Company an extension until December 27, 2010 to regain compliance with Section 1003(a)(iii) of the Company Guide.  Due to the higher stockholders’ equity requirement of Section 1003(a)(iii), the Company was not required to submit an additional plan of compliance in connection with the deficiency relating to the $4,000,000 stockholders’ equity standard contained in Section 1003(a)(ii) of the Company Guide.

The Company may be subject to delisting proceedings if the Company is not in compliance with the continued listing standards within the period contemplated by the plan of compliance, or if the Company does not make progress consistent with its plan of compliance during the plan period.

The Company’s stock trading symbol will remain DDD on the Exchange but will continue to include an indicator (.BC) as an extension to signify noncompliance with the continued listing standards. The .BC indicator will remain as an extension on the trading symbol until the Company has regained compliance with all applicable continued listing standards.

Note 9 — Warrants

During the six months ended June 30, 2010, there were no warrants exercised. The Company had the following warrants to purchase common stock outstanding at June 30, 2010:

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

Note 10 — Share-Based Compensation

During the three-month periods ended June 30, 2010 and June 30, 2009, the Company granted 253,000 and 92,500 options to purchase shares of its common stock, respectively, with aggregate fair values of $94,300 and $25,900, respectively. No restricted stock was issued during the three month periods ended June 30, 2010 and June 30, 2009.

On January 4, 2010, the Company issued 214,285 shares of common stock to Dr. Bruce Morra, the Company’s former President and Chief Executive Officer, in accordance with the terms of Dr. Morra’s employment agreement with the Company dated as of January 30, 2009. A liability of approximately $103,000 was recorded at December 31, 2009 for the fair value of these shares as the award was subject to the availability of a sufficient number of shares under the Company's 2004 Equity Incentive Plan, as amended, at the date the shares were to be issued.  During the three-month period ended March 31, 2010, additional compensation expense for these shares of approximately $3,200 was recorded in general and administrative expense, reflecting the change in fair value of these shares from December 31, 2009 to the date of issuance.

The following tables set forth the aggregate share-based compensation expense resulting from equity incentive awards issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the period ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Functions	2010	2009	2010	2009
Marketing and selling	$—	$5	$—	$13
Research and development	8	65	24	146
General and administrative	54	151	102	417
Total	$62	$221	$126	$576

Note 11 — Net Loss Per Share Applicable to Common Stockholders

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of the Company's common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, and the assumed exercise of the warrants are determined under the treasury stock method. Diluted net income (loss) per share includes the effect of potential issuances of common stock, except when the effect is anti-dilutive. Shares used in the computation of net income (loss) per common share were 49,683,564 and 41,098,270 for the six months ended June 30, 2010 and 2009, respectively.

For the six month period ending June 30, 2010, the weighted average number of diluted shares does not include potential issuances of common shares which are anti-dilutive. The following potential common shares were not included in the calculation of diluted net loss per share for these periods in 2010 and 2009 as the effect would have been anti-dilutive.

	2010	2009
Assumed exercise of stock options	4,780,412	4,700,999
Assumed conversion of warrants	4,381,750	2,226,550
Total	9,162,162	6,927,549

Note 12 — Subsequent Events – Purchase Commitments

     In July 2010, the Company entered into a purchase agreement with a contract manufacturer, wherein the Company committed to purchase $364,000 of finished goods inventory as needed and  advanced approximately $182,000 to the manufacturer as prepayment for the orders.  The Company does not anticipate any losses resulting from this purchase commitment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SCOLR Pharma, Inc. is referred to as “we,” “us,” or “our” in this report. The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2009.

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

Overview

We are a specialty pharmaceutical company. Our corporate objective is to combine our formulation experience and knowledge with our proprietary and patented Controlled Delivery Technology (CDT®) platforms to develop novel pharmaceutical, over-the-counter (OTC), and nutritional products. Our CDT platforms are based on multiple issued and pending patents and other intellectual property for the programmed release or enhanced performance of active pharmaceutical ingredients and nutritional products.

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

    We are seeking to provide our novel extended release dietary supplements to the market via direct sales to numerous national retailers. This distribution channel is anticipated to provide higher contribution margins as compared to royalty revenues from a partnership. We have commercial relationships with sales and marketing brokers, contract manufacturers and distribution firms, in order to support these direct sales efforts.

    We have submitted a number of nutritional products to national grocery, pharmacy and supplement retailers and received favorable indications of intention to purchase our products. However, these large retailers place orders three times a year based on a shelf planning cycle. Due to delays in product availability we missed the midyear shelf planning cycle for certain large accounts and, as a result, we did not take any orders in the second quarter of 2010. We expect to resubmit our products to the large retailers at the third shelf planning cycle in the third and fourth quarters of 2010. Orders placed in the fourth quarter of 2010 would be expected to reach retail stores in early 2011.

Ibuprofen
Our lead product candidate is a CDT-based extended release formulation of ibuprofen, an analgesic typically used for the treatment of pain, fever and inflammation. In November 2008, we successfully completed our pivotal Phase III trial to evaluate the safety and efficacy of our 12 hour CDT 600 mg extended release ibuprofen for the OTC market. There are currently no extended release formulations of ibuprofen approved for use in North America. In March  2010, we acquired the NUPRIN® trademark worldwide, excluding Canada. We continue to evaluate the opportunities to generate revenues utilizing this trademark through sales of an immediate release ibuprofen product as well as other future opportunities utilizing our extended release ibuprofen formulations.

Pseudoephedrine
We filed our first Abbreviated New Drug Application (“ANDA”) submission in August 2008. Our submission was accepted by the Food and Drug Administration (“FDA”) in September 2008 and is currently under review. We anticipate approval in late 2010 and will seek to commercialize the product, pending additional revenues, financing or partnership support. Our strategy will be to manufacture and distribute the product with a partner or manufacture and distribute the product with the help of contract manufacturing companies. We seek to sell the product under the SCOLR name and private label to US retail outlets, with eventual expansion to foreign markets. We believe our formulation offers attractive tablet size and cost savings when compared to similar tablets currently on the market. Our ability to commercialize products containing pseudoephedrine may be adversely impacted by legislative and market changes relating to drug diversion.

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

New Accounting Pronouncements

In October 2009, the FASB issued ASU 2010-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. We are currently assessing the impact of ASU 2010-13 on our financial statements. Adoption of this standard is not expected to have a material impact on our financial statements.

In March 2010, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-9, “Milestone Method of Revenue Recognition” (Issue 08-9). The Accounting Standards Update resulting from Issue 08-9 amends ASC 605-28.1.  The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments.  The guidance in Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied: prospectively to milestones achieved after the adoption date, or retrospectively for all periods presented. The Company is currently assessing the impact of this guidance on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

Results of Operations

We expect our operating losses to decline and cash flows to improve as we advance the direct sales of nutritional products and the commercialization of our pseudoephedrine product. We actively manage our liquidity by sharply limiting the clinical and development expenses associated with our ibuprofen product and commercialization expenses to pseudoephedrine, our lead products. Our reduction of expenses is being partially offset by the addition and planned addition of resources including marketing, distribution, and administrative staffing to support the sale and distribution of our nutritional products.

We have deferred all significant expenditures on our development projects, including the actual use study required by the FDA as a prerequisite to submission of our regulatory application for ibuprofen, pending additional financing, revenues or partnership support. Without additional revenues or funding, we do not expect to be able to complete development or commercialization of our lead products.

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenues

Total revenues consist of revenue for licensing fees and royalties from our collaborative agreements. Total revenues decreased 3%, or $8,000 to $223,000 for the three months ended June 30, 2010, compared to $231,000 for the same period in 2009. This decrease is primarily due to a $102,000 or 45% decrease in royalty revenues from our relationship with Perrigo.  Effective January 1, 2010, commensurate with the amendment of our agreement with Perrigo, the royalty rate Perrigo pays us on sales of licensed products decreased from 50% of net profits to 20% of net profits, calculated in accordance with the amendment.  The decrease in revenue attributable to the amendment of our agreement with Perrigo was offset by an increase in revenue resulting from the recognition of a $100,000 licensing fee earned from RedHill Biopharma, Ltd. in connection with its license of our CDT platform for Ondansetron tablet formulations.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 62%, or $24,000 to $63,000 for the three months ended June 30, 2010, compared to $39,000 for the same period in 2009. This increase was primarily due to marketing and sales brokerage related expenses associated with the planned distribution of our nutritional products.

Research and Development Expenses

Research and development expenses decreased 68%, or $538,000 to $256,000 for the three months ended June 30, 2010, compared to $794,000 for the same period in 2009. The decrease is attributable to a reduction of clinical and development expense of $163,000 resulting from deferral of activities on certain projects, including our lead product candidates, pending additional revenue, financing or partnership support, and savings of $375,000 as a result of  lower personnel related expense due to headcount reductions, including a $57,000 reduction in non-cash stock based compensation expense.

General and Administrative Expenses

General and administrative expenses decreased 39%, or $378,000 to $595,000 for the three months ended June 30, 2010, compared to $973,000 for the same period in 2009, primarily due to a decrease of $289,000 in personnel related expenses through headcount reductions, including a $97,000 reduction in non-cash stock based compensation expense.  Additional cost reductions included a decrease of $66,000 in legal and outside support expenses compared to the prior period and a reduction in insurance premium expense of $17,000.

Other Income (Expense), Net

Other income (expense), net was ($15,000) for the three months ended June 30, 2010, compared to  $1,000 for the same period in 2009.  This increase in net other expense was due to the recognition in May 2010 of a $15,000 foreign withholding tax levied on revenues generated by the execution of the licensing agreement with RedHill Biopharma Ltd.

Net Loss

Net loss decreased 55%, or $868,000 to $706,000 for the three months ended June 30, 2010, compared to $1.6 million for the same period in 2009. The decrease was primarily due to lower operating expenses offset by lower revenues and an increase in other expense.

Comparison of the Six Months Ended June 30, 2010, and 2009

Revenues

Total revenues decreased 3%, or $14,000 to $389,000 for the six months ended June 30, 2010, compared to $403,000 for the same period in 2009. This decrease is primarily due to a $126,000 reduction in royalty revenue from our relationship with Perrigo, offset by licensing fee revenue of $100,000 from RedHill Biopharma and $25,000 from Chrono Nutraceuticals, LLC. related to our collaborative agreements.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 32%, or $47,000, to $99,000 for the six months ended June 30, 2010, compared to $146,000 for the comparable period in 2009. This reduction was primarily due to a decrease of $39,000 in personnel related expenses through headcount reductions and a decrease of $45,000 in advertising and tradeshow expenses, offset by an increase of $30,000 in sales brokerage related expenses associated with the planned sale and distribution of our nutritional products.

 Research and Development Expenses

Research and development expenses decreased 63%, or $1.0 million, to $596,000 for the six months ended June 30, 2010, compared to $1.6 million for the same period in 2009. The decrease is primarily due to a reduction in personnel related expenses of $645,000 through headcount reductions, including a $122,000 decrease in non-cash share based compensation expense.  In addition, there was a combined decrease of $417,000 in clinical trial, outside manufacturing, and repairs and maintenance expenses as a result of our deferral of development activities on certain projects, including our lead product candidates, pending additional revenue, financing or partnership support.

General and Administrative Expenses

General and administrative expenses decreased 43%, or $908,000, to $1.2 million for the six months ended June 30, 2010, compared to $2.1 million for the same period in 2009. The reduction was primarily due to a $773,000 decrease in personnel related expenses due to headcount reductions and reductions in executive compensation, of which $315,000 reflects a reduction in non-cash share based compensation expense.  Costs also decreased $39,000 due to lower insurance premiums, $50,000 due to lower legal expenses, and $28,000 due to a decrease in other outside services.

Other Income (Expense), Net

Other income (expense), net was ($14,000) for the six months ended June 30, 2010, compared to $7,000 for the same period in 2009.  Other expense increased $15,000 due to the recognition in May 2010 of a foreign withholding tax levied on revenues generated by the execution of the licensing agreement with RedHill Biopharma Ltd.  Interest income decreased $10,000 during the six months ended June 30, 2010 compared to the same period in 2009 due to lower cash balances during the period, partially offset by a $4,000 reduction in interest expense during the prior period due to the payoff of our term loan in April 2009.

Net Loss

Net loss for the six months ended June 30, 2010 decreased 56%, or $1.9 million, to $1.5 million, compared with a net loss of $3.5 million for the same period in 2009. This decrease was primarily due to lower operating expenses offset by lower revenues and an increase in other expense.

Liquidity and Capital Resources

We had approximately $3.3 million in cash and cash equivalents, and $383,000 in restricted cash as of June 30, 2010. Based on our current operating plan, we anticipate that our existing cash and cash equivalents, together with expected royalties from third parties, will be sufficient to fund our operations into the second quarter of 2011, assuming we do not trigger additional obligations, and unless unforeseen events arise that negatively impact our liquidity. We may experience cash flow constraints associated with inventory purchases required to fulfill future orders of our nutritional products that would affect our ability to continue operations into the second quarter of 2011 to the extent collection of revenue associated with such inventory is delayed. In the event we are unsuccessful in generating additional revenues or raising additional funds, it will be necessary to substantially reduce our operations to preserve capital.

Our current operating strategy is to actively manage our liquidity by sharply limiting clinical and development expenses associated with our ibuprofen and pseudoephedrine lead products while adding resources including marketing, distribution, and administrative staffing to support the planned sales and distribution of our nutritional products. We have deferred all significant expenditures on our development projects, including the actual use study required by the FDA as a prerequisite to submission of our regulatory application for ibuprofen, pending additional revenue, financing or partnership support. Without continuing revenues, financing or partnership support, we will not be able to complete development or commercialization of our new products.

Our capital resources are very limited and operations to date have been funded primarily with the proceeds from equity financings, royalty payments, and collaborative research agreements. We are pursuing additional sources of financing that could involve strategic transactions, including mergers and business combinations, new collaborations, as well as opportunities to expand product sales and other options. However, there are significant uncertainties as to our ability to increase revenues or access potential sources of capital. We may not be able to enter any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general. Competition for such arrangements is intense, with many biopharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies. Although we have been engaged in discussions with potential partners, there is no assurance that any agreements will result from these discussions in a timely manner, or at all, or that revenues  generated from any such agreement will offset operating expenses sufficiently to enable us to meet our short term capital requirements.

In addition to our efforts to license our CDT platform, enter into alliances with other pharmaceutical companies and generate revenue from sales of nutritional products, we may seek additional access to the capital markets to fund our operations. We filed a shelf registration statement in the amount of $40 million which was declared effective by the Securities and Exchange Commission on November 25, 2008. Under the shelf registration statement we may make from time-to-time, one or more offerings of securities up to an aggregate public offering price of $40 million. We anticipate that our development stage and financial condition, along with conditions in the capital markets generally, will make it very difficult for us to obtain financing on favorable terms or at all. Additionally, we have received notice from the NYSE Amex Equities that we are not in compliance with continued listing requirements. Although we have provided the NYSE Amex Equities with a plan to regain compliance with applicable listing standards there can be no certainty that we will be able to regain compliance in the timeframe expected by NYSE Amex Equities, as set forth in the plan of compliance and we may become subject to delisting proceedings. Our inability to maintain listing of our common stock on the NYSE Amex Equities may further limit our ability to access the capital markets. Delisting from NYSE Amex Equities could also have other negative results, including substantial reduction of investor liquidity in our common stock, the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. Any issuance of additional securities would be extremely dilutive to our existing stockholders.

Our failure to increase revenues or raise capital, including financial support from partnerships or other collaborations, would materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease operations, which may trigger additional obligations aggregating as much as $690,000.

Cash flows from operating activities—Net cash used in operating activities for the six months ended June 30, 2010 was approximately $1.5 million compared to $3.0 million for the six months ended June 30, 2009. The reduction in cash flows used in operating activities reflects the impact of lower operating expenses for the six months ended June 30, 2010 compared with the same period in 2009.

Cash flows from investing activities—Cash flows used in investing activities of $195,000 during the six months ended June 30, 2010 primarily represent approximately $246,000 paid for patent rights, offset by a $55,000 reduction in our restricted cash balance used to reduce our lease obligation. Cash flows used in investing activities for the six months ended June 30, 2009 primarily represent the purchase of a new tablet press from the proceeds of an insurance settlement related to our facility move and $127,000 in payments for patent rights.

Cash flows from financing activities— Cash flows from financing activities for the six months ended June 30, 2010 of $3.8 million primarily represent net proceeds of $3.7 million from issuance of common stock and stock warrants in our March 2010 equity transaction along with proceeds from exercise of previously issued stock options. Cash flows used by financing activities for the six months ended June 30, 2009 represent payments of $111,000 made on our term loan through April 2009, at which time the loan was paid off.

As of June 30, 2010, we had $3.4 million of working capital compared to $1.0 million as of December 31, 2009. We have accumulated net losses of approximately $72.2 million from our inception through June 30, 2010. We have currently funded our operations primarily through the issuance of equity securities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

    We are not a party to any material litigation.

Item 1A.	Risk Factors

           The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, entitled “we do not have sufficient cash to fund the development of our drug delivery operations,” “our efforts to increase direct sales of nutritional products may not be successful,” and “a significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital,” are supplemented and amended as provided below.

Our available cash may be insufficient to fund our continuing operations.

Based on our current operating plan, we anticipate that our existing cash and cash equivalents, together with expected royalties from third parties will be sufficient to fund our operations into the second quarter of 2011. Our current operating plan reflects reduced operating expenses due to cost reduction efforts implemented during 2009 and the first half of 2010, including lowered headcount, reductions in executive compensation, and the curtailment of substantially all development activities related to our drug delivery programs, including with respect to our lead product candidates, ibuprofen and pseudoephedrine.  However, our marketing, personnel and working capital requirements are expected to increase through 2010 as we seek to generate revenues through direct sales of nutritional products.  If we are unsuccessful in generating additional revenues to fund our operations, we will need to raise additional capital to continue our operations.

Additional equity or debt financing may not be available to us on acceptable terms, or at all. If we raise additional capital by issuing equity securities, substantial dilution to our existing stockholders may result which could decrease the market price of our common stock due to the sale of a large number of shares of our equity securities in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future. In addition, the terms of any equity financing may adversely affect the rights of our existing stockholders. If we raise additional funds through strategic alliance or licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that are unfavorable to us, which could substantially reduce the value of our business.

If we are unable to obtain sufficient additional financing for our operations, we would be unable to meet our obligations and we would be required to delay, reduce or eliminate some or all of our business operations, including our efforts to generate revenue through sales of nutritional products, pursuit of licensing arrangements, strategic alliances and/or development of drug delivery programs.

Our efforts to generate revenues through direct sales of nutritional products may not be successful, and the working capital requirements of the nutritional business may rapidly constrain our liquidity.

Our revenue strategy involves direct sales of nutritional products, primarily through retail channels. We have limited experience in the nutritional products industry and we rely on sales brokers and consultants to generate sales of our nutritional products to large accounts and to assist us with operational matters associated with this business.  Additionally, we do not own manufacturing facilities and are dependent on third party manufacturers to produce and in some cases distribute our nutritional products. Our direct sales efforts in the nutritional market will not be successful if, among other factors, we are unsuccessful in timely concluding sales to retail accounts, or our manufacturing partners are unable to manufacture the products in a quality, timely and cost effective manner. Additionally, our revenues and available cash may not support the substantial increase in working capital required to source and inventory products from third party manufacturers for later sale, and we do not have a credit facility to draw upon to support our working capital requirements.  Financing arrangements to meet our working capital requirements may not be available on favorable terms, or at all.  We may be required to use our available cash to purchase inventory of nutritional products based on future or anticipated orders.  If we are unable to convert such inventory to cash in a timely manner, our liquidity may be constrained more rapidly than our current operating plan allows and we may be forced to further reduce or delay, reduce or eliminate some or all of our business operations.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of June 30, 2010, 49,816,073 shares of our common stock were outstanding, and there were 9,162,162 shares of our common stock issuable upon the exercise of outstanding options and warrants. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Item 6.	Exhibits

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Exclusive License Agreement dated May 2, 2010, between RedHill Biopharma Ltd. and the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, Inc.
	By:	/s/ STEPHEN J. TURNER
Date: August 10, 2010		Stephen J. Turner
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD M. LEVY
Date: August 10, 2010		Richard M. Levy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

 EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Exclusive License Agreement dated May 2, 2010, between RedHill Biopharma Ltd. and the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X