Form 10-Q
period 2010-09-30
SCOLR Pharma, Inc.
filed 2010-11-12
CIK 934936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010
OR
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
_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of November 1, 2010
Common Stock, par value $0.001	49,816,073

SCOLR Pharma, Inc.
FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS
(In thousands, except par values and number of shares)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$2,439	$1,176
Accounts receivable	125	269
Inventory	129	—
Prepaid expenses and other assets	414	228
Total current assets	3,107	1,673

Property and Equipment — net of accumulated depreciation of $1,386 and $1,272, respectively	356	435
Intangible assets — net of accumulated amortization of $584 and $514, respectively	731	565
Restricted cash	275	438
	$4,469	$3,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76	$47
Accrued liabilities	282	640
Deferred revenue	—	25
Total current liabilities	358	712

Deferred rent	168	198
Total liabilities	526	910

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 100,000,000 shares, $.001 par value 49,816,073 and 41,098,270 issued and outstanding as of September 30, 2010, and December 31, 2009, respectively	50	41
Additional paid-in capital	76,973	72,832
Accumulated deficit	(73,080)	(70,672)
Total stockholders’ equity	3,943	2,201
	$4,469	$3,111

The accompanying notes are an integral part of these financial statements.

[back to Table of Content]

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except shares and loss per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Licensing fees	$-	$-	$125	$-
Royalty income	124	262	388	664
Total revenues	124	262	513	664

Operating expenses
Marketing and selling	86	55	185	200
Research and development	257	572	853	2,188
General and administrative	650	1,221	1,869	3,347
Total operating expenses	993	1,848	2,907	5,735
Loss from operations	(869)	(1,586)	(2,394)	(5,071)

Other income (expense)
Interest income	-	1	1	12
Interest expense	-	-	-	(4)
Other	-	-	(15)	-
Total other income	-	1	(14)	8
Net loss	$(869)	$(1,585)	$(2,408)	$(5,063)
Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.12)
Shares used in computing basic and diluted net loss per share	49,816,073	41,098,270	47,571,319	41,098,270

The accompanying notes are an integral part of these financial statements.

[back to Table of Content]

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,408)	$(5,063)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	194	331
Write-off of intangible assets	24	87
(Gain) on sale of equipment	-	(14)
Share-based compensation	183	963
Warrants issued for non-employee services	33	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts and other receivables	144	(68)
Inventory	(129)	—
Prepaid expenses and other current assets	(190)	1
Accounts payable and accrued expenses	(254)	(453)
Deferred revenue	(25)	—
Net cash used in operating activities	(2,428)	(4,216)
Cash flows from investing activities:
Purchase of equipment and furniture	(39)	(95)
Proceeds from insurance settlement	—	85
Proceeds from sale of fixed assets	—	80
Patent and technology rights payments	(267)	(159)
Restricted cash	163	—
Net cash used by investing activities	(143)	(89)
Cash flows from financing activities:
Payments on term loan	—	(111)
Net proceeds from issuance of common stock and warrants	3,713	—
Proceeds from exercise of options	121	—
Net cash provided (used) by financing activities	3,834	(111)
Net increase (decrease) in cash	1,263	(4,416)
Cash at beginning of period	1,176	6,363
Cash at end of period	$2,439	$1,947
Cash paid during the period for interest	$—	$2
Supplemental disclosure of noncash financing activities:
Issuance of warrants in connection with equity offering	$689	$—
Issuance of common stock to employees	$103	$—

The accompanying notes are an integral part of these financial statements.

[back to Table of Content]

SCOLR Pharma, Inc.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-K for the Company’s fiscal year ended December 31, 2009.

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

Note 2 — Significant Accounting Policies

Since December 31, 2009, none of our critical accounting policies has significantly changed with the exception of the summary of the Company’s inventory accounting policy applied in the preparation of the accompanying financial statements follows.

Inventories

Inventories of $129,000 at September 30, 2010, consist primarily of bottled nutritional supplements in the form of finished goods ready for distribution. The Company values these inventories on its balance sheets at the lower of average cost or market. The Company writes down inventory for estimated obsolescence and excess quantities based on usage requirements and other factors, which incorporate estimates

Note 3 — New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued ASU 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. The Company is currently assessing the impact of ASU 2009-13 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

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

 In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, which amends Accounting Standards Codification (ASC) 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The objective of enhancing these disclosures is to improve financial statement user’s understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  The guidance is effective for the first reporting period beginning after December 15, 2010.  The Company does not expect the adoption will have a material impact on its results of operations, financial position and cash flow.

Note 4 – Accounts Receivable

At September 30, 2010, accounts receivable consisted of royalty receivables from Controlled Delivery Technology (CDT)-based product sales.

Note 5 – Financing

On March 12, 2010, the Company completed a private placement of units consisting of one share of the Company’s common stock and a warrant to purchase one-fifth of one share of common stock.  An aggregate of 8,260,000 shares of common stock and warrants to purchase an aggregate of 1,652,000 shares of common stock were sold at a purchase price of $0.50 per unit.  Taglich Brothers, Inc., a related party,  acted as placement agent for the offering. Mr. Michael N. Taglich, former Chairman and current member of the Company’s board of directors, is the president and a principal shareholder of Taglich Brothers.  Net proceeds of the offering were approximately $3.7 million after placement agent fees of approximately $289,100, expenses of registration, and other direct and incremental offering costs. Taglich Brothers was also issued a warrant to purchase 578,200 shares of the Company’s common stock.  The warrants sold in the offering and those issued to Taglich Brothers are identical, have an exercise price of $0.75 per full share of common stock, and are exercisable beginning six months from the warrant issuance date for a period of five years.  The fair value of the warrants was estimated at $0.31 per share using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 86.57%; term of five years; risk-free interest rate of 2.39%; and 0% dividend yield.

The shares sold in the offering and shares underlying the warrants were registered with the SEC on a registration statement that became effective on May 21, 2010.

Note 6 — Liquidity

The Company incurred a net loss of approximately $2,408,000 for the nine months ended September 30, 2010, and used cash from operations of approximately $2,428,000. Cash flows used by investing activities during the nine  months ended September 30, 2010 of $143,000  include $267,000 in patent and trademark related expenditures, offset by a $163,000 decrease in restricted cash, which was used to reduce the monthly rent obligation for the Company's headquarters in Bothell, Washington. Cash flows used by investing activities for the nine months ended September 30, 2009 represent $95,000 used to purchase research and development equipment and $159,000 in patent and trademark related expenditures, offset by proceeds of $85,000 from an insurance settlement. Cash flows from financing activities for the nine months ended September 30, 2010, consist of net proceeds of $3.7 million from the March 2010 private placement and $121,000 of proceeds from the exercise of previously issued stock options. Cash flows used by financing activities for the nine months ended September 30, 2009 reflect payment on a term loan of $111,000 through April 2009, at which time the loan was paid off.

As of September 30, 2010, the Company had approximately $2.4 million in cash and cash equivalents, and $275,000 in restricted cash. Based on its current operating plan, the Company anticipates that its existing cash and cash equivalents, together with expected royalties from third parties, revenues from collaborative research agreements, and receipt of grant funds awarded by the United States government will be sufficient to fund its operations into the second quarter of 2011, assuming it does not trigger additional obligations, and unless unforeseen events arise that negatively impact the Company’s liquidity.  The Company may experience cash flow constraints associated with inventory purchases required to fulfill future orders of its nutritional products that would affect its ability to continue operations into the second quarter of 2011 to the extent that collection of revenue associated with such inventory is delayed.  If the Company is unsuccessful in generating additional revenues or raising additional funds, it will be necessary for the Company to substantially reduce its operations to preserve capital.

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

The Company’s capital resources are limited and operations to date have been funded primarily with the proceeds from equity financings, royalty payments, and collaborative research agreements. The Company is pursuing additional sources of financing that could involve strategic transactions, including additional debt or equity financing, mergers and business combinations, new partnerships, revenue from performance of research and laboratory services, revenue growth from expansion of product sales and other options. However, there are significant uncertainties as to the Company’s ability to access potential sources of capital. The Company may not be able to generate significant revenue, obtain financing or enter into any strategic transaction or collaboration on terms acceptable to it, or at all, due to the Company’s constrained resources, conditions in the pharmaceutical industry, capital markets or the economy in general. Competition for such strategic partnerships is intense, with many specialty pharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies.

The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result from the outcome of this uncertainty. If unforeseen events arise that negatively impact the Company’s liquidity and the Company is unsuccessful in generating additional revenues or raising additional funds, it will be necessary for the Company to substantially reduce its operations to preserve capital or otherwise wind up its business. If the Company is forced to reduce or cease operations it may trigger additional obligations, including contractual severance obligations aggregating as much as $690,000. In addition, the Company may be forced to liquidate assets at reduced valuations should it develop immediate liquidity requirements.  There can be no assurance that additional financing will be available on favorable terms or at all.

Note 7 — Income Taxes

The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of September 30, 2010 or December 31, 2009. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 8—Technical Rights, Patent License and Royalty Agreements

Emerson Sales/Services Agreement

On August 27, 2010, the Company entered into a Sales Agency Agreement (the “Agreement”) with S. Emerson Group, Inc. (“Emerson Group”), effective August 1, 2010.  Also on August 27, 2010, the Company and Emerson Healthcare LLC (“Emerson Health”), entered into an Account Services Agreement (the “Services Agreement”).  Emerson Group and Emerson Health are affiliated companies.

Pursuant to the Sales Agreement, Emerson Group will act as the Company’s non-exclusive agent to provide strategy consulting, sales, marketing and account management services in support of the Company’s new line of extended-release nutritional products.  The initial term of the Sales Agreement is 36 months, followed by successive 12-month renewal terms. The Sales Agreement may be terminated by either party upon 12 months’ written notice to the other party, or upon 10 days’ written notice to the other party for “good cause” as defined in the Sales Agreement.  In consideration of the services to be provided by Emerson Group under the Sales Agreement, Emerson Group will receive a monthly retainer of $4,000 and commissions based on the net sales of the Company’s products.  As further consideration for the services performed under the Sales Agreement, the Company issued to Emerson Group a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The fair value of the warrants was estimated at $0.33 per share using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 88.35%; contractual term of ten years; risk-free interest rate of 2.66%; and 0% dividend yield.  Total value of issued warrants, which approximated $33,000 was expensed as a part of the Company’s selling expenses.

Pursuant to the Services Agreement, Emerson Health will act as the Company’s non-exclusive agent to perform warehousing, distribution, logistics, fulfillment, accounts receivable management, invoicing, collections, cash management and other operational services in support of sales of the Company’s extended-release nutritional products.  The initial term of the Services Agreement is 12 months, followed by successive 12-month renewal terms. The Services Agreement may be terminated by either party for any reason upon 12 months’ written notice to the other party, or upon 10 days’ written notice to the other party for “good cause,” as defined in the Services Agreement. As consideration for the services to be provided by Emerson Health under the Services Agreement, Emerson Health shall receive a monthly fee equal to a specified percentage of the gross sales of the Company’s nutritional products covered under the Sales Agreement.  In addition, scheduled fees will be payable to Emerson Health for warehouse, freight, and certain other itemized services rendered at Emerson Health’s distribution center and warehouse facility.

RedHill Biopharma Ltd.

On May 2, 2010, the Company entered into an Exclusive License Agreement (the “Agreement”) with RedHill Biopharma Ltd., an Israeli company (“RedHill”). Under the Agreement, SCOLR granted to RedHill the exclusive, worldwide, and perpetual rights to produce, market, and sell Ondansetron tablet formulations based on SCOLR’s proprietary controlled delivery technology (CDT®).  Per the terms of the Agreement, the Company received the licensing fee of $100,000 in May 2010. Additionally, RedHill is obligated to make milestone payments to SCOLR of $250,000 each upon (i) final marketing approval by the FDA of the Ondansetron product and (ii) the first commercial sale of the product by RedHill.  SCOLR will receive an 8% royalty on direct and sublicense sales royalties actually received by RedHill, net of RedHill’s reasonable marketing and distribution expenses. The Agreement specifies a maximum payment to SCOLR, including royalties and all other fees, of $30 million.

NUPRIN® Trademark
On March 11, 2010, the Company purchased from Advanced Healthcare Distributors, LLC (“ADC”) all of ADC’s right, title, and interest in and to the NUPRIN® trademark worldwide, excluding Canada. The Company paid $180,000 in cash for these rights to the NUPRIN® trademark. The trademark asset is being amortized over ten years.

Note 9— NYSE Amex Equities Exchange Listing

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

Simultaneously with its approval of the compliance plan, the Exchange notified the Company that it does not meet the continued listing standard set forth in Section 1003(a)(iv) of the Company Guide because, based on the Exchange’s  review of the Company’s Form 10-Q for the period ending June 30, 2009, the Company has sustained losses which are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appeared questionable, in the opinion of the Exchange, as to whether the Company will be able to continue operations and/or meet its obligations as they mature.

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

The Company may be subject to delisting proceedings if the Company is not in compliance with the continued listing standards by December 27, 2010, the period contemplated by the plan of compliance, or if the Company does not make progress consistent with its plan of compliance during the plan period.

The Company’s stock trading symbol will remain DDD on the Exchange but will continue to include an indicator (.BC) as an extension to signify noncompliance with the continued listing standards. The .BC indicator will remain as an extension on the trading symbol until the Company has regained compliance with all applicable continued listing standards.

Note 10— Warrants

During the nine months ended September 30, 2010, there were no warrants exercised. The Company had the following warrants to purchase common stock outstanding at September 30, 2010:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.50	10 years	750,000	September 30, 2012
April 21, 2006	11,000	7.50	5 years	11,000	April 20, 2011
December 4, 2007	1,390,550	2.10	5 years	1,390,550	December 3, 2012
March 12, 2010	2,230,200	0.75	5 years	2,230,200	March 11, 2015
August 27, 2010	100,000	0.50	10 years	100,000	August 26, 2020
Grand Total	4,481,750			4,481,750

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

Note 11 — Share-Based Compensation

During the three-month periods ended September 30, 2010 and September 30, 2009, the Company granted 257,500 and 400,000 options to purchase shares of its common stock, respectively, with aggregate fair values of $139,771 and $163,542, respectively.

On January 4, 2010, the Company issued 214,285 shares of common stock to Dr. Bruce Morra, the Company’s former President and Chief Executive Officer, in accordance with the terms of Dr. Morra’s employment agreement with the Company dated as of January 30, 2009. A liability of approximately $103,000 was recorded at December 31, 2009 for the fair value of these shares as the award was subject to the availability of a sufficient number of shares under the Company's 2004 Equity Incentive Plan, as amended, at the date the shares were to be issued.  During the three-month period ended March 31, 2010, additional compensation expense for these shares of approximately $3,200 was recorded in general and administrative expense, reflecting the change in fair value of these shares from December 31, 2009 to the date of issuance.    The Company recorded fair value of the Emerson’s warrant described in Note 8 as selling expense in the table below.

The following tables set forth the aggregate share-based compensation expense resulting from equity incentive awards issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the period ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Functions	2010	2009	2010	2009
Marketing and selling	$33	$36	$33	$49
Research and development	6	211	30	357
General and administrative	51	140	153	557
Total	$90	$387	$216	$963

Note 12 — Net Loss Per Share Applicable to Common Stockholders

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of the Company's common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, and the assumed exercise of the warrants are determined under the treasury stock method. Diluted net income (loss) per share includes the effect of potential issuances of common stock, except when the effect is anti-dilutive. Shares used in the computation of net income (loss) per common share were 47,571,319 and 41,098,270 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine month period ending September 30, 2010, the weighted average number of diluted shares does not include potential issuances of common shares which are anti-dilutive. The following potential common shares were not included in the calculation of diluted net loss per share for these periods in 2010 and 2009 as the effect would have been anti-dilutive.

	2010	2009
Assumed exercise of stock options	4,245,550	5,148,193
Assumed conversion of warrants	4,481,750	2,226,550
Total	8,727,300	7,374,743

Note 13 — Commitments

As of September 30, 2010, the Company had outstanding commitments to purchase finished goods inventory of $182,000.

Note 14 – Subsequent Events

On November 1, 2010, the Company received notification that it has been awarded approximately $250,000 in federal funds under the Therapeutic Discovery Project conducted by the Department of the Treasury and the Department of Health and Human Services.  The funds were awarded in connection with qualifying development expenses incurred during 2009 and 2010.  Included as part of the Patient Protection and Affordable Care Act of 2010, the Therapeutic Discovery Project program provided a tax credit to encourage investments in new therapies to prevent, diagnose, and treat acute and chronic diseases.  Companies, such as SCOLR, that cannot currently use a tax credit were allowed to apply for a cash grant in lieu of a tax credit. The Company was awarded the grant funds primarily in connection with expenditures on its program for development of an extended release formulation of ibuprofen, as well as its programs for development of new ondansetron and peramivir formulations.

[back to Table of Content]

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

Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Item 1A of Part II of our annual report on Form 10-K for the year ended December 31, 2009, as updated from time to time in our quarterly reports filed with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Nutritional Products
We have developed multiple private label extended release nutritional products incorporating our CDT platforms that are sold by national retailers. In October 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company for the manufacture, marketing, distribution, sale and use of certain nutritional supplement products in the United States.   We receive royalty payments based on a percentage of Perrigo’s net profits derived from the sales of products covered by our agreement. We have developed additional nutritional products and are seeking to expand sales of nutritional products through additional channels in the United States, as well as in Canada, Europe and other markets.

We are seeking to provide our novel extended release nutritional supplements to the market via direct sales to numerous national retailers. This distribution channel is anticipated to provide higher contribution margins as compared to royalty revenues from a partnership. We have submitted a number of nutritional products to national grocery, pharmacy and supplement retailers and have received favorable indications of intention to purchase our products. We are participating in the planning cycles of the large retailers that occur in the fourth quarter of 2010. Orders placed in late 2010 or early 2011 would be expected to ship in early-mid 2011.

On August 27, 2010, the Company entered into a Sales Agreement with S. Emerson Group, Inc. (“Emerson Group”) and a Services Agreement with Emerson Healthcare, LLC (“Emerson Health”), each effective August 1, 2010.  Under the agreements, Emerson Group will provide strategy consulting, sales, and account management services, and Emerson Health will provide warehousing, distribution, and other logistical services, all in support of our new line of extended-release nutritional and OTC drug products, which utilize our proprietary CDT platforms.

Ibuprofen
Our lead OTC product candidate is a CDT-based extended release formulation of ibuprofen, an analgesic typically used for the treatment of pain, fever and inflammation. In November 2008, we successfully completed our pivotal Phase III trial to evaluate the safety and efficacy of our 12 hour CDT 600 mg extended release ibuprofen for the OTC market. There are currently no extended release formulations of ibuprofen approved for use in North America. In March 2010, we acquired the NUPRIN® trademark worldwide, excluding Canada. We continue to evaluate the opportunities to generate revenues utilizing this trademark through sales of an immediate release ibuprofen product as well as other future opportunities utilizing our extended release ibuprofen formulations.

Pseudoephedrine
We filed our first Abbreviated New Drug Application (“ANDA”) submission in August 2008 for our extended release formulation of pseudoephedrine. Our submission was accepted by the Food and Drug Administration (“FDA”) in September 2008 and is currently under review. Once approved, we will seek to commercialize the product, pending additional revenues, financing or partnership support. Our strategy will be to manufacture and distribute the product with a partner or manufacture and distribute the product with the help of contract manufacturing companies. We seek to sell the product under the SCOLR name and private label to US retail outlets, with eventual expansion to foreign markets. We believe our formulation offers attractive tablet size and cost savings when compared to similar tablets currently on the market. Our ability to commercialize products containing pseudoephedrine may be adversely impacted by legislative and market changes relating to drug diversion.

[back to Table of Content]

Critical Accounting Policies and Estimates

Since December 31, 2009, none of our critical accounting policies, or our application thereof, as more fully described in our annual report on Form 10-K for the year ended December 31, 2009, has significantly changed, with the exception of the adoption of our accounting policy for inventory as described in Note 2 to the condensed financial statements included in this quarterly report.  As the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This standard shall be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity may elect to adopt this standard on a retrospective basis. The Company is currently assessing the impact of ASU 2009-13 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

In March 2010, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-9, “Milestone Method of Revenue Recognition.” The Accounting Standards Update resulting from Issue 08-9 amends Accounting Standards Codification (ASC) 605-28.1. The Task Force concluded that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, the consensus states that an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The milestone method is not required and is not the only acceptable method of revenue recognition for milestone payments.  The guidance in Issue 08-9 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010, and may be applied either prospectively to milestones achieved after the adoption date, or retrospectively for all periods presented. The Company is currently assessing the impact of this guidance on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

In July 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The objective of enhancing these disclosures is to improve financial statement user’s understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  The guidance is effective for the first reporting period beginning after December 15, 2010.  The Company does not expect the adoption will have a material impact on its results of operations, financial position or cash flow.

Results of Operations

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenues

Total revenues consist of revenue from our licensing fees and royalty revenue from our collaborative agreements. Total revenues decreased 53%, or $138,000 to $124,000 for the three months ended September 30, 2010, compared to $262,000 for the same period in 2009. This decrease is primarily due to a decrease in royalty income from our relationship with Perrigo.  Effective January 2010, commensurate with the amendment of our agreement with Perrigo, the royalty rate Perrigo pays us on sales of licensed products decreased from 50% of net profits to 20% of net profits, calculated in accordance with the amendment.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 56%, or $31,000 to $86,000 for the three months ended September 30, 2010, compared to $55,000 for the same period in 2009. This increase was primarily due to increases in sales brokerage related expenses associated with the planned sale and distribution of our nutritional products.

Research and Development Expenses

Research and development expenses decreased 55%, or $315,000 to $257,000 for the three months ended September 30, 2010, compared to $572,000 for the same period in 2009. The decrease is attributable to lower operating and personnel related expense due to headcount reductions.

General and Administrative Expenses

General and administrative expenses decreased 47%, or $571,000 to $650,000 for the three months ended September 30, 2010, compared to $1.2 million for the same period in 2009, primarily due to a decrease of $702,000 in personnel related expenses through personnel reductions.

Net Loss

Net loss decreased 45%, or $716,000 to $869,000 for the three months ended September 30, 2010, compared to $1.6 million for the same period in 2009. The decrease was primarily due to lower operating expenses offset by lower revenues and other income.

Comparison of the Nine Months Ended September 30, 2010, and 2009

Revenues

Total revenues decreased 23%, or $151,000 to $513,000 for the nine months ended September 30, 2010, compared to $664,000 for the same period in 2009. This decrease is primarily due to lower royalty income from our relationship with Perrigo.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 8%, or $15,000 to $185,000 for the nine months ended September 30, 2010, compared to $200,000 for the same period in 2009. This decrease was primarily due to a decrease of $88,000 in personnel related expenses through personnel reduction, offset by an increase of $52,000 in sales brokerage related expenses associated with the planned sale and distribution of our nutritional products.

Research and Development Expenses

Research and development expenses decreased 61%, or $1.3 million to $853,000 for the nine months ended September 30, 2010, compared to $2.2 million for the same period in 2009. The decrease is primarily due to lower personnel related expenses of $950,000 through reductions in personnel.  In addition there was a combined decrease of $216,000 in clinical trial and outside manufacturing expenses as a result of our decision to defer development activities on certain projects pending additional funding, and a decrease of $134,000 in general operating related expenses.

General and Administrative Expenses

General and administrative expenses decreased 42%, or $1.4 million, to $1.9 million for the nine months ended September 30, 2010, compared to $3.3 million for the same period in 2009, primarily due to a reduction in personnel related expenses of $1.4 million through headcount reductions and reductions in executive compensation, of which $404,000 reflects a reduction in non-share based compensation expense.

Other Income (Expense), Net

Other income (expense) increased 275%, or ($22,000) to ($14,000) for the nine months ended September 30, 2010, compared to $8,000 for the same period in 2009. Other expense increased $15,000 due to the recognition in May 2010 of a foreign withholding tax levied on revenues generated by the execution of the licensing agreement with RedHill Biopharma, Ltd.  Interest income decreased $7,000 during the nine month period ended September 30, 2010 due to lower cash balances during the period.

Net Loss

The net loss for the nine months ended September 30, 2010, decreased 52%, or $2.7 million to $2.4 million, compared with a net loss of $5.1 million for the same period in 2009. This decrease was primarily due to lower operating expenses offset by lower revenues.

Liquidity and Capital Resources

We had approximately $2.4 million in cash and cash equivalents, and $275,000 in restricted cash as of September 30, 2010. Based on our current operating plan, we anticipate that our existing cash and cash equivalents, together with expected royalties from third parties, revenues from collaborative research agreements, and receipt of grant funds awarded by the United States government will be sufficient to fund our operations into the second quarter of 2011, assuming we do not trigger additional obligations, and unless unforeseen events arise that negatively impact our liquidity. We may experience cash flow constraints associated with inventory purchases required to fulfill future orders of our nutritional products that would affect our ability to continue operations into the second quarter of 2011 to the extent that collection of revenue associated with such inventory is delayed. In the event that we are unsuccessful in generating additional revenues or raising additional funds, it will be necessary to substantially reduce our operations to preserve capital.

Our current operating strategy is to actively manage our liquidity by sharply limiting clinical and development expenses associated with our ibuprofen and pseudoephedrine lead products while adding resources including marketing, distribution, and administrative staffing to support the planned sales and distribution of our nutritional products. We have deferred all significant expenditures on our development projects, including the actual use study required by the FDA as a prerequisite to submission of our regulatory application for ibuprofen, pending additional revenue, financing or partnership support. Without continuing revenues, financing or partnership support, we will not be able to complete development or commercialization of our lead OTC product candidates.

Our capital resources are very limited and operations to date have been funded primarily with the proceeds from equity financings, royalty payments, and collaborative research agreements. We are pursuing additional sources of financing that could involve strategic transactions, including mergers and business combinations, new research collaborations, or revenues from laboratory services as well as opportunities to expand product sales and other options. However, there are significant uncertainties as to our ability to increase revenues or access potential sources of capital. We may not be able to enter any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general. Competition for such arrangements is intense, with many biopharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies. We may be unable to generate significant revenues from sales of new products due to working capital and other resource constraints.  Although we have been engaged in discussions with potential partners, there is no assurance that any agreements will result from these discussions in a timely manner, or at all, or that revenues  generated from any such agreement will offset operating expenses sufficiently to enable us to meet our short term capital requirements.

In addition to our efforts to license our CDT platform, enter into alliances with other pharmaceutical companies and generate revenue from sales of nutritional products, we may seek additional access to the capital markets to fund our operations. We filed a shelf registration statement in the amount of $40 million which was declared effective by the Securities and Exchange Commission on November 25, 2008. Under the shelf registration statement we may make from time-to-time, one or more offerings of securities up to an aggregate public offering price of $40 million. We anticipate that our development stage and financial condition, along with conditions in the capital markets generally, will make it very difficult for us to obtain financing on favorable terms or at all. Additionally, we have received notice from the NYSE Amex Exchange that we are not in compliance with continued listing requirements. Although we have provided the NYSE Amex Exchange with a plan to regain compliance with applicable listing standards, there can be no certainty that we will be able to regain compliance by December 27, 2010, the date set forth in our plan of compliance and we may become subject to delisting proceedings. Our inability to maintain listing of our common stock on the NYSE Amex Exchange may further limit our ability to access the capital markets. Delisting from NYSE Amex Exchange could also have other negative results, including substantial reduction of investor liquidity in our common stock, the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities. It is likely that any issuance of additional securities would be extremely dilutive to our existing stockholders.

Our failure to increase revenues or raise capital, including financial support from partnerships or other collaborations, would materially adversely affect our business, financial condition and results of operations, and could force us to reduce or cease operations, which may trigger additional obligations aggregating as much as $690,000.

Cash flows from operating activities—Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $2.4 million compared to $4.2 million for the nine months ended September 30, 2009. The reduction in cash flows used in operating activities reflects the impact of lower operating expenses for the nine months ended September 30, 2010 compared with the same period in 2009.

Cash flows from investing activities—Cash flows used in investing activities of $143,000 during the nine  months ended September 30, 2010 primarily represent approximately $267,000 paid for patent and trademark rights, including $180,000 for the Nuprin trademark, offset by a $163,000 reduction in our restricted cash balance used to reduce our monthly lease obligation at our Bothell, Washington headquarters. Cash flows used in investing activities for the nine months ended September 30, 2009 primarily represent the purchase of a new tablet press using proceeds of an insurance settlement related to our facility move and $127,000 in payments for patent rights.

Cash flows from financing activities— Cash flows from financing activities for the nine months ended September 30, 2010 of $3.8 million primarily represent net proceeds of $3.7 million from issuance of common stock and stock warrants in our March 2010 private placement transaction along with proceeds from exercise of previously issued stock options. Cash flows used by financing activities for the nine months ended September 30, 2009 represent payments of $111,000 made on our term loan through April 2009, at which time the loan was paid in full.

As of September 30, 2010, we had $2.7 million of working capital compared to $1.0 million as of December 31, 2009. We have accumulated net losses of approximately $73.0 million from our inception through September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[back to Table of Content]

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

Based on our current operating plan, we anticipate that our existing cash and cash equivalents, together with expected royalties from third parties, revenues from collaborative research agreements, and receipt of grant funds awarded by the United States government will be sufficient to fund our operations into the second quarter of 2011. Our current operating plan reflects reduced operating expenses due to cost reduction efforts implemented during 2009 and the first half of 2010, including lowered headcount, reductions in executive compensation, and the curtailment of substantially all development activities related to our drug delivery programs, including with respect to our lead OTC product candidates, ibuprofen and pseudoephedrine.  However, our marketing, personnel and working capital requirements are expected to increase through 2010 as we seek to generate revenues through direct sales of nutritional products.  If we are unsuccessful in generating additional revenues to fund our operations, we will need to raise additional capital to continue our operations.

Additional equity or debt financing may not be available to us on acceptable terms, or at all. If we raise additional capital by issuing equity securities, substantial dilution to our existing stockholders may result which could decrease the market price of our common stock due to the sale of a large number of shares of our equity securities in the market, or the perception that these sales could occur. These sales, or the perception of possible sales, could also impair our ability to raise capital in the future. In addition, the terms of any equity financing may adversely affect the rights of our existing stockholders. If we raise additional funds through strategic alliances or licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that are unfavorable to us, which could substantially reduce the value of our business.

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

Our revenue strategy involves direct sales of nutritional products, primarily through retail channels. We have limited experience in the nutritional products industry and we rely on sales brokers and consultants to generate sales of our nutritional products to large accounts and to assist us with operational matters associated with this business.  Additionally, we do not own manufacturing facilities and are dependent on third party manufacturers to produce and in some cases distribute our nutritional products. Our direct sales efforts in the nutritional market will not be successful if, among other factors, we or our brokers and consultants are unsuccessful in timely concluding sales to retail accounts, our manufacturing partners are unable to manufacture the products in a quality, timely and cost effective manner, or our logistics providers are unable to fulfill and service our accounts. Additionally, our revenues and available cash may not support the substantial increase in working capital required to source and inventory products from third party manufacturers for later sale, and we do not have a credit facility to draw upon to support our working capital requirements.  Financing arrangements to meet our working capital requirements may not be available on favorable terms, or at all.  We may be required to use our available cash to purchase inventory of nutritional products based on future or anticipated orders.  If we are unable to convert such inventory to cash in a timely manner, including under circumstances where our customers or account service providers withhold cash against possible returns or allowances, our liquidity may be constrained more rapidly than our current operating plan allows and we may be forced to further reduce, delay or eliminate some or all of our business operations.

A significant number of shares of our common stock are or will be eligible for sale in the open market, which could drive down the market price for our common stock and make it difficult for us to raise capital.

As of September 30, 2010, 49,816,073 shares of our common stock were outstanding, and there were 8,727,300 shares of our common stock issuable upon the exercise of outstanding options and warrants. Our stockholders may experience substantial dilution if we raise additional funds through the sale of equity securities, and sales of a large number of shares by us or by existing stockholders could materially decrease the market price of our common stock and make it more difficult for us to raise additional capital through the sale of equity securities. The risk of dilution and the resulting downward pressure on our stock price could also encourage stockholders to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2010 we entered into a Sales Agency Agreement with S. Emerson Group, Inc. related to our line of nutritional products (the “Sales Agreement”).  Pursuant to the Sales Agreement, and as further consideration for the services to be performed under the Sales Agreement, on August 27, 2010 we issued to S. Emerson Group, Inc. a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrant has a term of 10 years.  The warrant was issued in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, based upon the status of S. Emerson Group, Inc. as an “accredited investor” as defined in Rule 501 of such Regulation D.

[back to Table of Content]

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

10.1
Sales Agency Agreement by and between S. Emerson Group, Inc. and SCOLR Pharma, Inc, dated August 27, 2010, effective as of August 1, 2010 (Confidential Treatment has been requested with respect to a portion of this Agreement).

10.2
Account Services Agreement by and between Emerson Healthcare LLC and SCOLR Pharma, Inc., dated August 27, 2010, effective as of August 1, 2010 (Confidential Treatment has been requested with respect to a portion of this Agreement).

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

[back to Table of Content]

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOLR Pharma, Inc.
	By:	/s/ STEPHEN J. TURNER
Date: November 10, 2010		Stephen J. Turner
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD M. LEVY
Date: November 10, 2010		Richard M. Levy
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

[back to Table of Content]

 EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit No.	Description

10.1
Sales Agency Agreement by and between S. Emerson Group, Inc. and SCOLR Pharma, Inc, dated August 27, 2010, effective as of August 1, 2010 (Confidential Treatment has been requested with respect to a portion of this Agreement).

10.2
Account Services Agreement by and between Emerson Healthcare LLC and SCOLR Pharma, Inc., dated August 27, 2010, effective as of August 1, 2010 (Confidential Treatment has been requested with respect to a portion of this Agreement).

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

[back to Table of Content]