Form 10-Q
period 2011-06-30
SCOLR Pharma, Inc.
filed 2011-07-26
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of July 15, 2011
Common Stock, par value $0.001	49,816,073

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

CONDENSED BALANCE SHEETS

(In thousands, except par values and number of shares)

	June 30, 2011 (Unaudited)	December 31, 2010¹
ASSETS
Current Assets
Cash and cash equivalents	$1,186	$1,891
Accounts receivable	8	103
Inventory	320	324
Prepaid expenses	488	270
Current portion of deferred financing costs	172	—

Total current assets	2,174	2,588

Property and Equipment - net of accumulated depreciation of $212 and $217, respectively	181	327
Intangible assets - net of accumulated amortization of $409 and $354, respectively	651	686
Deferred financing costs	172	—
Restricted cash	—	257

	$3,178	$3,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$149	$145
Accrued liabilities	267	307
Interest payable	3	—
Deferred revenue	—	56
Fair value of warrant	53	150

Total current liabilities	472	658

Deferred rent	—	159
Long-term portion convertible debentures – net of discount	478	—

Total liabilities	950	817

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 150,000,000 and 100,000,000 shares, $.001 par value, 49,816,073 and 49,816,073 issued and outstanding as of June 30, 2011, and December 31, 2010	49	49
Additional paid-in capital	77,989	77,041
Accumulated deficit	(75,810)	(74,049)

Total stockholders’ equity	2,228	3,041

	$3,178	$3,858

¹	See Note 1 to financial statements

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010¹	2011	2010¹
Revenues
Licensing fees	$—	$100	$—	$125
Royalty income	8	123	74	264
Research and development	—	—	118	—

Total revenues	8	223	192	389

Operating expenses
Marketing and selling	53	86	178	145
Research and development	(103)	256	544	596
General and administrative	585	572	1,325	1,173

Total operating expenses	535	914	2,047	1,914

Loss from operations	(527)	(691)	(1,855)	(1,525)

Other income (expense)
Interest income	—	—	1	1
Interest expense	(5)	—	(5)	—
Unrealized gain (loss) on fair value of warrant	(8)	225	97	7
Other	1	(15)	1	(15)

Total other income (expense)	(12)	210	94	(7)

Net loss	$(539)	$(481)	$(1,761)	$(1,532)

Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Shares used in computing basic and diluted net loss per share	49,816	49,684	49,816	46,430

[1]	See Note 1 to financial statements

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six months ended June 30,
	2011	2010¹
Cash flows from operating activities:
Net loss	$(1,761)	$(1,532)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	143	129
Write-off of intangible assets	—	19
Unrealized (gain) on fair value of warrant	(97)	(7)
Share-based compensation for employee services	134	126
Gain on sale of equipment and furniture	(120)	—
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	95	145
Inventory	4	—
Prepaid expenses and other current assets	(218)	(188)
Current portion of deferred financing costs	(247)	—
Accounts payable and accrued expenses	(251)	(237)

Interest payable	3	—

Net cash used in operating activities	(2,315)	(1,545)

Cash flows from investing activities:
Purchase of equipment and furniture	(2)	(3)
Proceeds from sale of equipment and furniture	179	—
Patent and technology rights payments	(19)	(246)
Restricted cash	257	54

Net cash provided (used) by investing activities	415	(195)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	1,195	—
Proceeds from exercise of options and warrants	—	121
Net proceeds from issuance of common stock, options and warrants	—	3,713

Net cash provided by financing activities	1,195	3,834

Net (decrease) increase in cash	(705)	2,094
Cash at beginning of period	1,891	1,176

Cash at end of period	$1,186	$3,270

Issuance of warrants in connection with convertible debt offering	$97	$—
Issuance of warrants in connection with equity offering	$—	$689
Beneficial conversion feature	$717	$—
Issuance of common stock to employee	$—	$103

¹	See Note 1 to financial statements

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Financial Statements

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions are used for several purposes, including, but not limited to, those used in revenue recognition, determination of the allowance for doubtful accounts, depreciable lives of assets, determination of fair value of stock options and warrants, share-based compensation expense, and deferred tax valuation allowances. Future events and their effect on the Company’s reported financial results cannot be determined with certainty. Accordingly, the accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified from general and administrative expenses to marketing and selling expenses on the Statements of Operations to conform to the current period presentation. These reclassifications did not change the prior year’s net cash flows from operating, investing, and financing activities.

Restatement of Prior Period Information

Financial results for the three and six months ended June 30, 2010 have been restated to account for an outstanding stock purchase warrant issued by the Company in 2002 with an anti-dilution provision as a liability. Because of the anti-dilution feature, the warrant is not considered indexed to the Company’s own stock in accordance with Emerging Issues Task Force Issue 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), codified as ASC 815-40-15 and therefore is required to be classified as a liability and re-measured at fair value at each reporting period, with changes in fair value recognized in operating results. Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed discussion of the restatement, including Note 2 to our financial statements in Form 10-K.

Note 2 - New Accounting Pronouncements

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standard (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. The Company is currently assessing the impact of ASU 2011-04 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

Note 3 - Financing

On June 16, 2011, the Company issued $1.0 million principal amount of its 8% Senior Secured Convertible Debentures due 2013 (the “Debentures”) in a private placement conducted pursuant to Regulation D under the Securities Act of 1933, as amended. The Company issued an additional $0.2 million principal amount of Debentures on June 30, 2011 in a final closing of the offering. Net proceeds of the offering were approximately $1.0 million after placement agent fees and other direct and incremental offering costs.

The Debentures, together with the accrued and unpaid interest thereon, are convertible at the option of the holders into shares of our common stock (“Common Stock”) at a conversion price equal to $0.05 per share of Common Stock. Subject to certain conditions, beginning as early as the date that is six months from the issuance of the Debentures, we may cause mandatory conversion of the Debentures. Conditions to the availability of mandatory conversion include, but are not limited to, the continuance for 30 consecutive trading days of a volume weighted average trading price of $0.25 per share of Common Stock on each day within such 30 day period, and conditions requiring maintenance of trading volume of at least 350,000 shares for each of the 20 trading days trailing each trading day within such 30 day period. The Debentures bear interest at a rate of 8% per annum, compounded quarterly, and are secured by all of our assets. We may, at any time and from time to time, upon 10 days prior notice to the holders, pay in cash all or a portion of the accrued and unpaid interest on the Debentures, or may cause the conversion of such accrued and unpaid interest in connection with any mandatory conversion. We intend to utilize the net proceeds of the offering for working capital and other general corporate purposes.

Taglich Brothers, Inc. (“Taglich Brothers”) acted as placement agent for the offering. Mr. Michael N. Taglich, a member of the Company’s board of directors, is the president and a principal shareholder of Taglich Brothers. Taglich Brothers received placement agent fees of approximately $84,000 and was issued a warrant to purchase 1,195,200 shares of the Company’s common stock. The warrant issued to Taglich Brothers has an exercise price of $0.0625 per share of common stock, and is exercisable beginning six months from the warrant issuance date for a period of five years. The fair value of the warrants was estimated at $97,000 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 104.46%; term of five years; risk-free interest rate of 1.76%; and 0% dividend yield. The fair value of the warrants issued to the placement agent is recorded as a deferred financing cost. Deferred financing costs represent incremental direct costs of debt financing and are included in other assets. As of June 30, 2011, the balance of this account was $344,000. These costs are being amortized using the effective interest method over the term of the Debentures.

The Company determined that the Debentures issued in June 2011 had a non-cash beneficial conversion feature of $717,000. The conversion feature was determined to be beneficial due to the exercise prices of conversion feature being less than the market price of the Company’s stock as of the date of issuance. The discounts on account of the beneficial conversion feature will be recognized as additional interest expense over the term of the related Debentures.

Note 4 - Liquidity

The Company incurred a net loss of approximately $1.8 million for the six months ended June 30, 2011, and used cash from operations of approximately $2.3 million. Cash flows used in investing activities during the six months ended June 30, 2011 of $415,000 represent the sale of equipment and furniture of $179,000 and a decrease in restricted cash of $257,000 paid in consideration of the Second Amendment to Lease Agreement (the “Lease Amendment”) with the landlord of the Company’s Bothell, Washington headquarters (See Note 8 – “Facility Lease”). Cash flows from investing activities for the period ended June 30, 2010 represent payments of $246,000 in patent and trademark related expenditures. Cash flows provided by financing activities of $1.2 million for the period ended June 30, 2011, reflects $1.2 million in gross proceeds from issuance of its 8% Senior Secured Convertible Debentures due 2013.

The Company had approximately $1.2 million in cash and cash equivalents as of June 30, 2011. The Company is investing its cash and cash equivalents in government-backed securities. These securities have quoted prices in active markets. Based on its current operating budget, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operations through the end of 2011.

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

The Company has actively managed its liquidity by limiting or eliminating its clinical and development expenses, and reducing the cash expenses related to its general administrative activities. The Company stopped activities related to its pseudoephedrine product following receipt of an FDA deficiency letter in March, 2011 and ceased substantially all activities related to the actual use study required by the FDA as a prerequisite to submission of its regulatory application for ibuprofen during the first quarter of 2011. During the second quarter of 2011, the Company terminated its laboratory staff. The Company requires additional financing, revenue or partnership support in order to fund the remaining activities necessary to complete the study and move forward with its regulatory application. The Company has deferred all significant expenditures on new projects pending additional financing or partnership support. Without additional funding the Company does not expect to be able to complete development of its current projects.

The Company’s capital resources are very limited and operations to date have been funded primarily with the proceeds from public and private equity financings, royalty payments, and collaborative research agreements. The Company has also sought to generate revenue from product sales and to access capital through strategic transactions and collaborative agreements. However, there are significant uncertainties as to the Company’s ability to increase revenues or access potential sources of capital. The Company may not be able to obtain financing or enter any collaboration on terms acceptable to it, or at all, due to conditions in the pharmaceutical industry or in the economy in general. Competition for such arrangements is intense, with many biopharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies.

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

Note 5 – Accounts Receivable

At June 30, 2011, accounts receivable consisted of royalty receivables. The Company did not have any write-offs or bad debt expense in six months ended June 30, 2011 and 2010. In addition, the Company did not have an allowance for doubtful accounts as of June 30, 2011 or December 31, 2010, as all accounts receivable were considered collectible.

Note 6 - Income Taxes

The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of June 30, 2011 or December 31, 2010. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 7 - Technical Rights, Patent License and Royalty Agreements

Syntrix Biosystems, Inc.

On June 2, 2011, the Company, and Syntrix Biosystems, Inc., a Delaware corporation (“Syntrix”), entered into an Exclusive License Agreement (the “Agreement”) pursuant to which the Company granted Syntrix a perpetual, exclusive, worldwide, assignable, sub-licensable right to the Company’s technology platform for the development, manufacture and distribution of tablet formulations containing a certain confidential active ingredient. In consideration for the grant of the License, the Company will receive a royalty as a percentage of sales and sublicense royalties actually received by Syntrix, net of certain allowances or credits for rejections and returns, rebates, charge backs and discounts. Royalties are payable from the first commercial sale of licensed product formulations through July 19, 2017, up to a maximum payment to the Company of $20 million.

The Company had previously contracted with Syntrix to provide certain development and commercialization services with respect to the licensed formulation. In connection with the agreement and in order for Syntrix to continue the needed development activities, the Company sold Syntrix certain laboratory equipment previously used by the Company in performing these services. The purchase price for the equipment was $175,000 and a gain of $120,000 was recognized.

RedHill Biopharma Ltd.

On May 2, 2010, the Company entered into an Exclusive License Agreement (the “Agreement”) with RedHill Biopharma Ltd., an Israeli company (“RedHill”). Under the Agreement, SCOLR granted to RedHill the exclusive, worldwide, and perpetual rights to produce, market, and sell Ondansetron tablet formulations based on SCOLR’s proprietary and patented Controlled Delivery Technology (“CDT”) platforms. Under the terms of the Agreement, the Company received the initial licensing fee of $100,000 in May

2010. Additionally, RedHill is obligated to make milestone payments to SCOLR of $250,000 each upon (i) final marketing approval by the FDA of the Ondansetron product and (ii) the first commercial sale of the product by RedHill. SCOLR will receive an 8% royalty on direct and sublicense sales royalties actually received by RedHill, net of RedHill’s reasonable marketing and distribution expenses. The Agreement specifies a maximum payment to SCOLR, including royalties and all other fees, of $30 million.

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

Perrigo Company of South Carolina, Inc

On October 20, 2005, the Company entered into a Manufacture, License and Distribution Agreement with a subsidiary of Perrigo Company (“Perrigo”). Perrigo is a leading global healthcare supplier and one of the world’s largest manufacturers of over-the-counter (“OTC”) pharmaceutical and nutritional products for the store brand and contract manufacturing markets. Under the agreement, the Company granted a license to its CDT technology to Perrigo for the manufacture, marketing, distribution, and sale of specific dietary supplements in the United States. The Company receives royalty payments based on Perrigo’s net profits derived from the sales of products subject to the agreement. On January 24, 2010, the Company amended the Perrigo agreement to provide for a reduction in the royalty rate due to it on sales by Perrigo of products licensed under the Agreement. The amendment also modified the methodology for calculation of “net profits” for determining the amount of such royalties, removed Perrigo’s exclusivity rights with respect to three out of the five categories of products licensed under the agreement and eliminated Perrigo’s right to request that it develop additional dietary supplement products for sale under the agreement.

The term of the agreement is determined on a product-by-product basis and, unless earlier terminated, ends with respect to particular products on the tenth anniversary of the first commercial sale of that product. Two principal products are sold by Perrigo under the Agreement, one of which, glucosamine chondroitin, began commercial sales in 2005, and the other, a calcium supplement, began commercial sale in August 2007. In addition, under certain conditions, the Company may terminate the agreement with respect to individual products covered thereby at any time after the fifth (5th) anniversary of the first commercial sale of that product. The agreement is otherwise terminable by mutual consent, for material breach, or in circumstances of bankruptcy, insolvency or liquidation.

During the fourth quarter of 2010, the Company was informed by Perrigo, that certain retail accounts will no longer carry certain of Perrigo’s products. The revenues from Perrigo decreased substantially as a result of such discontinuance as remaining product was sold, and the Company expects the revenues from Perrigo to be negligible for the remainder of 2011.

Note 8 - Facility Lease

On April 26, 2011, we executed a Second Amendment to Lease Agreement (the “Lease Amendment”) with the landlord of the Company’s principal office in Bothell, Washington under the Standard Multi-Tenant Lease dated June 19, 2008 between the Company and the landlord, as amended (the “Lease”). Pursuant to the terms of the Lease Amendment, the Company and the landlord agreed to (1) reduce the term of the Lease such that it will expire on March 31, 2012 rather than January 31, 2016, (2) reduce the amount of monthly rent and common area maintenance (“CAM”) charges from approximately $38,756 to $11,050 (a portion of which the Company collects from existing subtenants), and (3) forgive all past due amounts in respect of unpaid rent and CAM charges. In consideration for the landlord’s agreement to the Lease Amendment, the landlord retained the cash security deposit of $38,629 paid by the Company to the landlord under the Lease and retained a Letter of Credit of $257,000 issued by Silicon Valley Bank in favor of the landlord that was secured by a money market account and was classified as a non-current asset, in the balance sheet. These amounts were offset against the deferred rent and included in the calculation of deferred rent over the term of modified operating lease. The Lease Amendment also provides for termination of the Lease by the landlord upon 75 days written notice to the Company and provides the landlord with certain rights to re-market the premises.

Note 9 - Warrants

During the six months ended June 30, 2011, there were no warrants exercised. The Company had the following warrants to purchase common stock outstanding at June 30, 2011:

Issue Date	Issued Warrants	Exercise Price	Term	Outstanding Warrants	Expiration Date
September 30, 2002	750,000	$0.05	10 years	750,000	September 30, 2012
December 4, 2007	1,390,550	2.10	5 years	1,390,550	December 3, 2012
March 12, 2010	2,230,200	0.75	5 years	2,230,200	March 11, 2015
August 27, 2010	100,000	0.50	10 years	100,000	August 26, 2020
June 30, 2011	1,195,200	0.0625	5 years	1,195,200	June 29, 2016

Grand Total	5,665,950			5,665,950

Each warrant entitles the holder to purchase one share of common stock at the exercise price.

The fair value of the 2002 warrant increased $8,000 during the three month period ending June 30, 2011. The fair value of the warrant was $53,000 as of June 30, 2011. The $8,000 unrealized loss for the change in fair value for the quarter ending June 30, 2011 has been recognized in other income in the statement of operations. In accordance with the anti-dilution adjustment provisions of the 2002 warrant the exercise price of such warrant was adjusted to $0.05 per share effective June 16, 2011 in connection with the private placement of the Company’s 8% Senior Secured Convertible Debentures due 2013. The fair market value of the warrant was determined utilizing unobservable inputs (Level 3). The change in fair market value of the warrant liability is included in Other income (expense) in the Statements of Operations. The Company valued the warrant using a binomial valuation model with the following assumptions: expected term equal to the remaining term of the warrant, volatility equal to the volatility of our common stock for the remaining term of the warrant, risk-free interest rate based upon the U.S. Zero Coupon Treasury Strip Yields for the remaining term of the warrant, and dividend yield equal to zero since we have not historically paid any dividends. Additionally, the binomial valuation model considers the probability that the exercise price of the warrant will be reset. The following table provides a reconciliation of the beginning and ending balances of the warrant liability (Level 3) as of June 30, 2011 (in thousands):

Beginning balance as of December 31, 2010	$150
Change in fair market value of warrant liability	(97)

Ending balance as of June 30, 2011	$53

Note 10 - Share-Based Compensation

During the three-month period ended June 30, 2011, the Company granted 337,500 options to purchase shares of its common stock pursuant to the Company’s 2004 Equity Incentive Plan to the Board of Directors as a part of their annual compensation. The fair value of the stock options awarded was $30,000.

The following tables set forth the aggregate share-based compensation expense resulting from equity incentive awards issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the period ended (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Functions	2011	2010	2011	2010
Marketing	$—	$—	$1	$—
Research and development	1	8	6	24
General and administrative	59	54	127	102

Total	$60	$62	$134	$126

Note 11 - Net Loss Per Share Applicable to Common Stockholders

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of our common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, and the assumed exercise of the warrants are determined under the treasury stock method. Diluted net income (loss) per share includes the effect of potential issuances of common stock, except when the effect is anti-dilutive. Shares used in the computation of loss per common share were 49,816,073 and 49,683,564 for the three months ended June 30, 2011 and 2010, respectively, and 49,816,073 and 46,430,339 for the six months ended June 30, 2011 and 2010 respectively.

As of June 30, 2011 and 2010, the following potential common shares were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

	2011	2010
Assumed exercise of stock options	3,476,895	4,780,412
Assumed conversion of warrants	5,665,950	4,381,750
Assumed conversion of debt	23,904,000	—

Total	30,046,845	9,162,162

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited financial statements, including the notes thereto, appearing in Item 1 of Part I of this quarterly report and the audited financial statements for the year ended December 31, 2010 in our annual report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). When used in this Quarterly Report on Form 10-Q, the words “we”, “our”, “us” and derivatives thereof refer to SCOLR Pharma, Inc., a Delaware corporation.

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

We have developed multiple private label extended release nutritional products incorporating our CDT platforms that are sold by national retailers through our licensed partner, Perrigo. In October 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company (“Perrigo”) for the manufacture, marketing, distribution, sale and use of certain dietary supplement products in the United States. We receive royalty payments based on a percentage of Perrigo’s net profits derived from the sales of products covered by our agreement and such royalty payments have historically been our primary source of revenue. In the fourth quarter of 2010, we were informed by Perrigo that certain retail accounts will no longer carry certain of Perrigo’s products. The revenues from Perrigo decreased substantially as a result of such discontinuance as remaining product was sold, and the Company expects the revenues from Perrigo to be negligible for the remainder of 2011.

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

Our lead product candidate is a CDT-based extended release formulation of ibuprofen, an analgesic typically used for the treatment of pain, fever and inflammation. In November 2008, we successfully completed our pivotal Phase III trial to evaluate the safety and efficacy of our 12 hour CDT 600 mg extended release ibuprofen for the OTC market. However, to preserve capital, we have ceased substantially all activities on the actual use study required by the U.S. Food and Drug Administration (“FDA”) as a prerequisite to submission of our regulatory application for ibuprofen prior to enrollment in that study. We will require additional financing, revenue or partnership support in order to fund the remaining activities necessary to complete the study and move forward with our regulatory application on the product. There are currently no extended release formulations of ibuprofen approved for use in North America.

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

On June 16, 2011, we issued $1.0 million principal amount of our 8% Senior Secured Convertible Debentures due 2013 (the “Debentures”) in a private placement conducted pursuant to Regulation D under the Securities Act of 1933, as amended. We issued an additional $0.2 million principal amount of Debentures on June 30, 2011 in a final closing of the offering. Net proceeds of the offering were approximately $1.0 million after placement agent fees and other direct and incremental offering costs.

The Debentures, together with the accrued and unpaid interest thereon, are convertible at the option of the holders into shares of our common stock (“Common Stock”) at a conversion price equal to $0.05 per share of Common Stock. Subject to certain conditions, beginning as early as the date that is six months from the issuance of the Debentures, we may cause mandatory conversion of the Debentures. Conditions to the availability of mandatory conversion include, but are not limited to, the continuance for 30 consecutive trading days of a volume weighted average trading price of $0.25 per share of Common Stock on each day within such 30 day period, and conditions requiring maintenance of trading volume of at least 350,000 shares for each of the 20 trading days trailing each trading day within such 30 day period. The Debentures bear interest at a rate of 8% per annum, compounded quarterly, and are secured by all of our assets. We may, at any time and from time to time, upon 10 days prior notice to the holders, pay in cash all or a portion of the accrued and unpaid interest on the Debentures, or may cause the conversion of such accrued and unpaid interest in connection with any mandatory conversion. We intend to utilize the net proceeds of the offering for working capital and other general corporate purposes.

Taglich Brothers, Inc. (“Taglich Brothers”) acted as placement agent for the offering. Mr. Michael N. Taglich, a member of our board of directors, is the president and a principal shareholder of Taglich Brothers. Taglich Brothers received placement agent fees of approximately $84,000 and was issued a warrant to purchase 1,195,200 shares of the Company’s common stock. The warrant issued to Taglich Brothers has an exercise price of $0.0625 per share of common stock, and is exercisable beginning six months from the warrant issuance date for a period of five years.

In addition to cost saving measures implemented in 2010, in an effort to further reduce our expenses, on April 26, 2011, we executed a Second Amendment to Lease Agreement (the “Lease Amendment”) with the landlord of our principal office in Bothell, Washington under the Standard Multi-Tenant Lease dated June 19, 2008, as amended (the “Lease”). Pursuant to the terms of the Lease Amendment, we and the landlord agreed to (1) reduce the term of the Lease such that it will expire on March 31, 2012 rather than January 31, 2016, (2) reduce the amount of monthly rent and common area maintenance (“CAM”) charges from approximately $38,756 to $11,050 (a portion of which we collect from existing subtenants), and (3) forgive all past due amounts in respect of unpaid rent and CAM charges. In consideration for the landlord’s agreement to the Lease Amendment, the landlord is entitled to retain the cash security deposit of $38,629 we paid to the landlord under the Lease and to fully draw down and retain a Letter of Credit of $257,000 issued by Silicon Valley Bank in favor of the landlord. The Lease Amendment also provides for termination of the Lease by the landlord upon 75 days written notice and provides the landlord with certain rights to re-market the premises.

Also, on April 26, 2011, each of Stephen J. Turner, President and Chief Executive Officer, and Richard M. Levy, Executive Vice President and Chief Financial Officer, entered into amendments to their employment agreements with the Company pursuant to which Messrs. Turner and Levy agreed to accept a reduction in their severance benefits. Under the existing employment agreements, Mr. Turner and Mr. Levy were separately entitled, upon termination of their employment by the Company without “cause,” or upon their resignation for “good reason” in connection with or within 12 months following a “change of control” (as such terms are defined in the agreements), to severance benefits consisting of (i) cash payments of $316,665 and $282,830, respectively, (ii) continuation of medical coverage for up to 12 months following termination and (iii) acceleration of vesting of the unvested portion of stock options outstanding as of the date of termination. Under the amended employment agreements, each of Mr. Turner and Mr. Levy are separately entitled to receive cash severance of $75,000 upon the termination of their employment by the Company without cause, or $150,000 upon their resignation for good reason in connection with or within 12 months following a change of control. Messrs. Turner and Levy continue to be eligible for acceleration of vesting on any unvested options outstanding upon termination in either circumstance. The Company will no longer be obligated to provide continued medical coverage benefits upon termination of their employment.

We expect our operating losses to decline and cash flows to improve as we advance direct sales of our nutritional products. However, we have limited cash and cash equivalents and may encounter constraints on our liquidity or limitations in our ability to advance our nutritional products business related to delays in receipt of orders for our nutritional products or conversion of any such sales to cash and/or an anticipated increase in our requirements for working capital necessary to fund inventory purchases and other costs associated with our nutritional products business. We have not secured a source of additional financing and may be unable to secure additional financing on favorable terms, or at all. If we are unable to manage our cash flow or secure additional financing, our plans to advance our nutritional products business may be unsuccessful and/or we will be required to further reduce the scope of our business, or discontinue operations.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. The Company is currently assessing the impact of ASU 2011-04 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenues

Total revenues, which consist of licensing fees, research and development revenues, and royalty revenue from our collaboration agreements, decreased 96%, or $215,000, to $8,000 for the three months ended June 30, 2011, compared to $223,000 for the same period in 2010. This decrease is due to reduction in royalty revenue of $115,000 from sales of our nutritional products by Perrigo compared to the prior period. Royalty payments are based on Perrigo’s net profits from the sale of CDT-based products. During the fourth quarter of 2010, the Company was informed by Perrigo, that certain retail accounts will no longer carry certain of Perrigo’s products. The Company expected revenues from Perrigo to continue to decrease substantially as a result of such discontinuance as remaining products are sold and anticipates revenues from Perrigo to be negligible for the remainder of 2011.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 38%, or $33,000, to $53,000 for the three months ended June 30, 2011, compared to $86,000 for the same period in 2010. This decrease of $48,000 was primarily due to a reduction in sales commissions and royalties due to lower royalty revenues. Offsetting this decrease is an increase of $15,000 due to the hire of a sales and marketing staff person anticipated to assist with the advancement of our nutritional products business.

Research and Development Expenses

Research and development expenses decreased 140%, or $359,000, to a gain of $103,000 for the three months ended June 30, 2011, compared to $256,000 for the same period in 2010. This decrease is due to the gain on sale of lab equipment of $120,000 and the reduction in operating expenses as a result of the elimination of lab activities.

General and Administrative Expenses

General and administrative expenses increased 2%, or $13,000, to $585,000 for the three months ended June 30, 2011, compared to approximately $572,000 for the same period in 2010, primarily due to an increase of $61,000 in accelerated depreciation expense of our leasehold improvements as a result of the change in the lease termination date to March 2012, which was partially offset by a decrease in office expense.

Other Income (Expense), Net

Other income decreased 106%, or $222,000, to an expense of $12,000 for the three months ended June 30, 2011, compared to income of $210,000 for the comparable period in 2010. This decrease is due to a change in unrealized gain (loss) on fair value of an outstanding warrant to purchase common stock.

Net Loss

Net loss increased 12%, or $58,000, to $539,000 for the three months ended June 30, 2011, compared to $481,000 for the same period in 2010. The increase in net loss reflects lower revenues and the change in the unrealized gain (loss) on fair value of an outstanding warrant to purchase common stock.

Comparison of the Year to Date Six Months Ended June 30, 2011 and 2010

Revenues

Total revenues, which consist of licensing fees, research and development revenues, and royalty revenue from our collaboration agreements, decreased 51%, or $197,000, to $192,000 for the six months ended June 30, 2011, compared to $389,000 for the same period in 2010. This decrease is due to an $190,000 reduction in royalty revenue from sales of our nutritional products by Perrigo compared to the prior period. Royalty payments are based on Perrigo’s net profits from the sale of CDT-based products. During the fourth quarter of 2010, the Company was informed by Perrigo, that certain retail accounts will no longer carry certain of Perrigo’s products. The Company expected revenues from Perrigo to continue to decrease substantially as a result of such discontinuance as remaining product was sold through during the first half of 2011, and expects revenues to from Perrigo to be negligible through the remainder of 2011.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses increased 23%, or $33,000, to $178,000 for the six months ended June 30, 2011, compared to $145,000 for the same period in 2010. This increase was primarily due to marketing and sales brokerage related expenses and the hire of a sales and marketing staff person anticipated to assist with the advancement of our nutritional products business.

Research and Development Expenses

Research and development expenses decreased 9%, or $52,000, to $544,000 for the six months ended June 30, 2011, compared to $596,000 for the same period in 2010. This decrease is due to the gain on sale of laboratory assets of $120,000, reduction in personnel expense and the reduction in other operating expenses as a result of the elimination of laboratory activities.

General and Administrative Expenses

General and administrative expenses increased 13%, or $152,000 to $1,325,000 for the six months ended June 30, 2011, compared to approximately $1,173,000 for the same period in 2010, primarily due to an increase of $61,000 in depreciation expense of our leasehold improvement as a result of the change in the lease termination date to March, 2012. In addition, legal expenses increased $48,000.

Other Income (Expense), Net

Other income increased $101,000 to $94,000 for the six months ended June 30, 2011, compared to an expense of $7,000 for the comparable period in 2010. This increase is due to a change of $90,000 in unrealized gain on fair value of warrant to purchase common stock for the six months ended June 30, 2011 as compared to the $7,000 unrealized loss for the six months ended June 30, 2010.

Net Loss

Net loss increased 15%, or $229,000, to $1.8 million for the six months ended June 30, 2011, compared to $1.5 million for the same period in 2010. The increase in net loss reflects higher general and administrative expenses and lower revenues.

Liquidity and Capital Resources

On June 30, 2011, we had approximately $1.2 million in cash and cash equivalents. Based on our current operating plan, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through the end of 2011, assuming we do not trigger additional obligations, and unless unforeseen events arise that negatively impact our liquidity. We may experience cash flow constraints associated with inventory purchases required to fulfill future orders of our nutritional products that would affect our ability to continue operations through the end of 2011 to the extent collection of revenue associated with such inventory is delayed. In the event we are unsuccessful in generating additional revenues or raising additional funds, the advancement of our nutritional products business may be limited and/or it may be necessary to substantially reduce our operations to preserve capital.

On June 16, 2011, we issued $1.0 million principal amount of our 8% Senior Secured Convertible Debentures due 2013 (the “Debentures”) in a private placement conducted pursuant to Regulation D under the Securities Act of 1933, as amended. We issued an additional $0.2 million principal amount of Debentures on June 30, 2011 in a final closing of the offering. Net proceeds of the offering were approximately $1.0 million after placement agent fees and other direct and incremental offering costs.

The Debentures, together with the accrued and unpaid interest thereon, are convertible at the option of the holders into shares of our common stock (“Common Stock”) at a conversion price equal to $0.05 per share of Common Stock. Subject to certain conditions, beginning as early as the date that is six months from the issuance of the Debentures, we may cause mandatory conversion of the Debentures. Conditions to the availability of mandatory conversion include, but are not limited to, the continuance for 30 consecutive trading days of a volume weighted average trading price of $0.25 per share of Common Stock on each day within such 30 day period, and conditions requiring maintenance of trading volume of at least 350,000 shares for each of the 20 trading days trailing each trading day within such 30 day period. The Debentures bear interest at a rate of 8% per annum, compounded quarterly, and are secured by all of our assets. We may, at any time and from time to time, upon 10 days prior notice to the holders, pay in cash all or a portion of the accrued and unpaid interest on the Debentures, or may cause the conversion of such accrued and unpaid interest in connection with any mandatory conversion. We intend to utilize the net proceeds of the offering for working capital and other general corporate purposes.

Our current operating strategy is to actively manage our liquidity by limiting our operating activities to the advancement of our nutritional products business, and reducing our general administrative and other operating expenses. We have deferred substantially all activities on our development projects, including the remaining activities on the actual use study required by the FDA as a prerequisite to submission of our regulatory application for ibuprofen, pending additional financing, revenue or partnership support.

We will be required to fund inventory purchases necessary to fulfill any orders of our nutritional products, and we expect a delay in the conversion of such orders to cash. We have not yet secured the additional sources of working capital we anticipate will be needed to fund inventory. We may raise additional capital to fund inventory through equity or debt financing, factoring of accounts receivables or other sources. If we are unable to obtain the necessary additional financing to fund inventory, our ability to provide our extended release dietary supplements to the market via direct sales efforts will be adversely affected and we will be required to reduce the scope of our business or discontinue our business operations.

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

Our capital resources are very limited and operations to date have been funded primarily with the proceeds from public and private financings, royalty payments, and collaborative research agreements. We have also sought to generate revenue from product sales and to access capital through strategic transactions and collaborative agreements as opportunities to expand product sales. However, there are significant uncertainties as to our ability to increase revenues or access potential sources of capital. We may not be able to obtain financing or enter any collaboration on terms acceptable to us, or at all, due to conditions in the pharmaceutical industry or in the economy in general. Competition for such arrangements is intense, with many biopharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies.

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

Cash flows from operating activities - Net cash used in operating activities for the six months ended June 30, 2011 was approximately $2.3 million compared to $1.5 million for the six months ended June 30, 2010. The increase in cash flows used in operating activities reflects our costs associated with our debt offering and activities associated with the advancement of our nutritional business for the six months ended June 30, 2011 compared with the same period in 2010.

Cash flows from investing activities - Cash provided by investing activities for the six months ended June 30, 2011 was approximately $415,000 compared to cash used in investing activities of $195,000 during the six months ended June 30, 2010. Cash provided by investing activities primarily represent $179,000 of proceeds from the sale of lab equipment and the balance of our restricted cash of $257,000 used to reduce our lease obligation. Cash used in investing activities for the six months ended June 30, 2010 primarily represent $246,000 of payments for patent rights, and a $54,000 reduction in our restricted cash balance used to reduce our lease obligation.

Cash flows from financing activities – Cash provided by financing activities for the six months ended June 30, 2011 was $1.2 million compared to $3.8 million for the six months ended June 30, 2010. Cash flows provided by financing activities for the six months ended June 30, 2011 primarily represent gross proceeds of $1.2 million from issuance of our 8% Senior Secured Convertible Debentures. Cash flows provided by financing activities for the six months ended June 30, 2010 primarily represent net proceeds of $3.7 million from the issuance of common stock and stock warrants in our March 2010 equity transaction.

As of June 30, 2011, we had $1.7 million of working capital compared to $1.9 million as of December 31, 2010. We have accumulated net losses of approximately $75.8 million from our inception through June 30, 2011.

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

During the first quarter of 2011, management took additional steps necessary to address the material weakness described above. These measures included the implementation of procedures requiring more detailed documentation of our complex, non-routine transactions and the application of generally accepted accounting principles to such transactions. In addition, we implemented policies and procedures to assure timely involvement of specialized accounting resources, as needed in connection with the application of generally accepted accounting principles to complex, non-routine transactions. Additionally, we implemented a reorganization of our accounting and finance department in an effort to assure adequate review of non-routine transactions. Following our testing during the second quarter of the changes implemented during the first quarter, we have determined that such material weakness was remediated.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six month period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have sufficient cash to fund the operation of our business into 2012.

Our existing cash and cash equivalents are not expected to be sufficient to fund our operations into 2012.

We will need to raise additional capital or secure adequate sources of revenue to continue our operations beyond 2011 and will require additional financing, revenue or partnership support to conduct clinical trials, continue research and development projects, meet the working capital associated with our nutritional business and commercialize our product candidates.

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

If we are unable to obtain sufficient additional financing to continue our operations we may be forced to further limit or discontinue our operations.

The timing of anticipated sales of our nutritional products, and our ability to quickly collect cash associated with such sales is unpredictable.

Sales of our nutritional products into the retail channel are subject to a number of uncertainties related to retailer planning cycles, retail buyer turnover, available shelf space and perceived consumer preferences. Additionally, our collection of cash associated with any sales to the retail market is subject to potential delay related to the terms of sales to particular retailers, including terms related to chargebacks, promotions, allowances and returns. Due to unanticipated changes in the timing of orders from our potential retail customers, the Company’s forecasts concerning anticipated sales, revenues and cash collections are subject to change. The Company’s expectations of liquidity for certain periods of time and the timing, in which the Company expects to receive orders for its nutritional products, convert such orders to cash collections, require additional working capital and/or reach profitability are therefore uncertain. Any inability to accurately plan for our business activities and working capital needs would have a material adverse effect on our results of operations and continue our operations.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

10.1	Exclusive License Agreement, dated June 2, 2011, between Syntrix Biosystems, Inc. and the Company (Confidential Treatment has been requested with respect to a portion of this agreement, which has been separately filed with the Commission).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following financial statements from SCOLR Pharma, Inc.’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOLR Pharma, Inc.

	By:	/s/ STEPHEN J. TURNER
Date: July 26, 2011		Stephen J. Turner
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD M. LEVY
Date: July 26, 2011		Richard M. Levy
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Exclusive License Agreement, dated June 2, 2011, between Syntrix Biosystems, Inc. and the Company (Confidential Treatment has been requested with respect to a portion of this Agreement).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of. 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	The following financial statements from SCOLR Pharma, Inc.’s Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.