Form 10-Q
period 2011-09-30
SCOLR Pharma, Inc.
filed 2011-11-10
CIK 934936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title	Shares outstanding as of November 1, 2011
Common Stock, par value $0.001	49,816,073

SCOLR Pharma, Inc.

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SCOLR Pharma, Inc.

UNAUDITED CONDENSED BALANCE SHEETS

(In thousands, except par values and number of shares)

	September 30, 2011 (Unaudited)	December 31, 2010¹
ASSETS
Current Assets
Cash and cash equivalents	$645	$1,891
Accounts receivable	11	103
Inventory	465	324
Prepaid expenses	277	270
Current portion of deferred financing costs	172	—

Total current assets	1,570	2,588
Property and Equipment—net of accumulated depreciation of $263 and $217, respectively	130	327
Intangible assets—net of accumulated amortization of $432 and $354, respectively	617	686
Deferred financing costs	133	—
Restricted cash	—	257

	$2,450	$3,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$141	$145
Accrued liabilities	150	307
Deferred revenue	—	56
Fair value of warrant	53	150

Total current liabilities	344	658
Interest payable	27	—
Deferred rent	—	159
Long-term portion convertible debentures – net of discount	568	—

Total liabilities	939	817
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued or outstanding	—	—
Common stock, authorized 150,000,000 and 100,000,000 shares, $.001 par value, 49,816,073 and 49,816,073 issued and outstanding as of September 30, 2011, and December 31, 2010	49	49
Additional paid-in capital	78,030	77,041
Accumulated deficit	(76,568)	(74,049)

Total stockholders’ equity	1,511	3,041

	$2,450	$3,858

¹	See Note 1 to financial statements

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010¹	2011	2010¹
Revenues
Licensing fees	$—	$—	$—	$125
Royalty income	12	124	86	388
Research and development	—	—	118	—

Total revenues	12	124	204	513
Operating expenses
Marketing and selling	47	93	225	238
Research and development	71	257	615	853
General and administrative	497	643	1,822	1,816

Total operating expenses	615	993	2,662	2,907

Loss from operations	(603)	(869)	(2,458)	(2,394)
Other income (expense)
Interest income	—	—	1	1
Interest expense	(155)	—	(160)	—
Unrealized gain (loss) on fair value of warrant	—	(90)	97	(83)
Other	—	—	1	(15)

Total other (expense)	(155)	(90)	(61)	(97)

Net loss	$(758)	$(959)	$(2,519)	$(2,491)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Shares used in computing basic and diluted net loss per share	49,816	49,816	49,816	47,571

¹	See Note 1 to financial statements

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2011	2010¹
Cash flows from operating activities:
Net loss	$(2,519)	$(2,491)
Reconciliation of net loss to net cash used in operating activities
Depreciation and amortization	204	194
Write-off of intangible assets and capital assets	34	24
Interest expense	160	—
Unrealized gain on fair value of warrant	(97)	83
Share-based compensation for employee services	175	183
Gain on sale of equipment and furniture	(150)	—
Warrants issued for non-employee services	—	33
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	92	144
Inventory	(141)	(129)
Prepaid expenses and other current assets	(254)	(190)
Accounts payable and accrued expenses	(376)	(279)

Net cash used in operating activities	(2,872)	(2,428)

Cash flows from investing activities:
Purchase of equipment and furniture	—	(39)
Proceeds from sale of equipment and furniture	204	—
Patent and technology rights payments	(30)	(267)
Restricted cash	257	163

Net cash provided (used) by investing activities	431	(143)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	1,195	—
Proceeds from exercise of options and warrants	—	121
Net proceeds from issuance of common stock, options and warrants	—	3,713

Net cash provided by financing activities	1,195	3,834

Net (decrease) increase in cash	(1,246)	1,263
Cash at beginning of period	1,891	1,176

Cash at end of period	$645	$2,439

Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants in connection with convertible debt offering	$97	$—
Issuance of warrants in connection with equity offering	—	689
Beneficial conversion feature	717	—
Issuance of common stock to employee	—	103

¹	See Note 1 to financial statements

The accompanying notes are an integral part of these financial statements.

SCOLR Pharma, Inc.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Financial Statements

The unaudited financial statements of SCOLR Pharma, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial information includes all normal and recurring adjustments that the Company considers necessary for a fair presentation of the financial position at such dates and the results of operations and cash flows for the periods then ended. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to securities rules and regulations on quarterly reporting. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Annual Report”).

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

Restatement of Prior Period Information

Financial results for the three and nine months ended September 30, 2010 have been restated to account for an outstanding stock purchase warrant issued by the Company in 2002 with an anti-dilution provision as a liability. Because of the anti-dilution feature, the warrant is not considered indexed to the Company’s own stock in accordance with Emerging Issues Task Force Issue 07-5 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5), codified as ASC 815-40-15 and therefore is required to be classified as a liability and re-measured at fair value at each reporting period, with changes in fair value recognized in operating results. Refer to the Annual Report for a detailed discussion of the restatement, including Note 2 to the audited financial statements included in the Annual Report.

Note 2—New Accounting Pronouncements

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

Note 3—Financing

On June 16, 2011, the Company issued $1.0 million principal amount of its 8% Senior Secured Convertible Debentures due June 16, 2013 (the “Debentures”) in a private placement conducted pursuant to Regulation D under the Securities Act of 1933, as amended. The Company issued an additional $0.2 million principal amount of Debentures on June 30, 2011 in a final closing of the offering due on June 30, 2013. Net proceeds of the offering were approximately $1.0 million after placement agent fees and other direct and incremental offering costs.

The Debentures, together with the accrued and unpaid interest thereon, are convertible at the option of the holders into shares of the Company’s common stock (“Common Stock”) at a conversion price equal to $0.05 per share of Common Stock. Subject to certain conditions, beginning as early as the date that is six months from the issuance of the Debentures, the Company may cause mandatory conversion of the Debentures. Conditions to the availability of mandatory conversion include, but are not limited to, the continuance for 30 consecutive trading days of a volume weighted average trading price of $0.25 per share of Common Stock on each day within such 30 day period, and maintenance of trading volume of at least 350,000 shares for each of the 20 trading days trailing each trading day within such 30 day period. The Debentures bear interest at a rate of 8% per annum, compounded quarterly, and are secured by all of the Company’s assets. The Company may, at any time and from time to time, upon 10 days prior notice to the holders, pay in cash all or a portion of the accrued and unpaid interest on the Debentures, or may cause the conversion of such accrued and unpaid interest in connection with any mandatory conversion. The Company is utilizing the net proceeds of the offering for working capital and other general corporate purposes.

Taglich Brothers, Inc. (“Taglich Brothers”) acted as placement agent for the offering. Mr. Michael N. Taglich, a member of the Company’s board of directors, is the president and a principal shareholder of Taglich Brothers. Taglich Brothers received placement agent fees of approximately $84,000 and was issued a warrant to purchase 1,195,200 shares of Common Stock. The warrant issued to Taglich Brothers has an exercise price of $0.0625 per share of Common Stock, and is exercisable beginning six months from the warrant issuance date for a period of five years. The fair value of the warrant was estimated at $97,000 using the Black-Scholes option-pricing model. The Black-Scholes valuation was based on the following assumptions: volatility of 104.46%; term of five years; risk-free interest rate of 1.76%; and 0% dividend yield. The fair value of the warrant issued to the placement agent is recorded as a deferred financing cost. Deferred financing costs represent incremental direct costs of debt financing and are included in other assets. These costs are being amortized using the effective interest method over the term of the Debentures. As of September 30, 2011, the Company had $305,000 in deferred financing costs.

The Company determined that the Debentures issued in June 2011 have a non-cash beneficial conversion feature valued at $717,000. The conversion feature was determined to be beneficial due to the exercise prices of the conversion feature being less than the market price of the Company’s stock as of the date of issuance. The discounts on account of the beneficial conversion feature will be recognized as additional interest expense over the term of the related Debentures. The Company records long-term debt at historical cost; however, for disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

Note 4—Liquidity

The Company incurred a net loss of approximately $2.5 million for the nine months ended September 30, 2011, and used cash from operations of approximately $2.9 million. Cash flows used in investing activities during the nine months ended September 30, 2011 of $431,000 include the sale of equipment and furniture which generated $204,000 and a decrease in restricted cash of $257,000 paid in consideration of the Second Amendment to Lease Agreement (the “Lease Amendment”) with the landlord of the Company’s Bothell, Washington headquarters (See Note 8 – “Facility Lease”). Cash flows from investing activities for the period ended September 30, 2010 include payments of $267,000 in patent and trademark related expenditures. Cash flows provided by financing activities of $1.2 million for the period ended September 30, 2011, reflects $1.2 million in gross proceeds from issuance of the Company’s 8% Senior Secured Convertible Debentures due 2013.

The Company had approximately $645,000 in cash and cash equivalents as of September 30, 2011. The Company is investing its cash and cash equivalents in government-backed securities. These securities have quoted prices in active markets. Based on its current operating budget, the Company expects that its existing cash and cash equivalents will be sufficient to fund its operations through the fourth quarter of 2011.

The Company is seeking to take advantage of an opportunity to provide its novel extended release dietary supplements to the market via direct sales efforts to numerous national retailers. The Company will require substantial working capital to source product from third parties for later sale. The Company has not yet secured the additional sources of working capital it anticipates will be needed to fund inventory. The Company will need to raise additional capital to fund inventory through equity or debt financing, factoring of accounts receivables or other sources. If the Company is unable to obtain necessary additional financing to fund inventory, the Company’s ability to provide its extended release dietary supplements to the market via direct sales will be adversely affected and the Company will be required to reduce the scope of its business or discontinue its business operations.

The Company has actively managed its liquidity by limiting or eliminating its clinical and development expenses, and reducing the cash expenses related to its general administrative activities. The Company stopped activities related to its pseudoephedrine product following receipt of an FDA deficiency letter in March, 2011, and ceased substantially all activities related to the actual use study required by the FDA as a prerequisite to submission of its regulatory application for its ibuprofen product during the first quarter of 2011. During the second quarter of 2011, the Company terminated its laboratory staff and sold certain laboratory equipment and furniture associated with its former laboratory operations. The Company requires additional financing, revenue or partnership support in order to fund the remaining activities necessary to complete the actual use study for its ibuprofen product and move forward with its regulatory application. The Company has deferred all significant expenditures on new projects pending additional financing or partnership support. Without additional funding the Company does not expect to be able to complete development of its current projects.

The Company’s capital resources are very limited and operations to date have been funded primarily with the proceeds from public and private equity and debt financings, royalty payments, and collaborative research agreements. The Company has also sought to generate revenue from product sales and to access capital through strategic transactions and collaborative agreements. However, there are significant uncertainties as to the Company’s ability to increase revenues or access potential sources of capital. The Company may not be able to obtain financing or enter any collaboration on terms acceptable to it, or at all, due to conditions in the pharmaceutical industry or in the economy in general. Competition for such arrangements is intense, with many biopharmaceutical companies attempting to secure alliances with more established pharmaceutical or consumer products companies.

The Company’s failure to increase revenues or raise capital, including financial support from partnerships or other collaborations, would force the Company to reduce or cease operations. If the Company is forced to reduce or cease its operations, it may trigger additional obligations, including contractual severance obligations aggregating as much as $150,000. In addition, the Company may be forced to liquidate assets at reduced levels due to its immediate liquidity requirements.

Note 5—Accounts Receivable

At September 30, 2011, accounts receivable consisted of royalty receivables. The Company did not have any write-offs or bad debt expense in nine months ended September 30, 2011 and 2010. In addition, the Company did not have an allowance for doubtful accounts as of September 30, 2011 or December 31, 2010, as all accounts receivable were considered collectible.

Note 6—Income Taxes

The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses. There were no unrecognized tax benefits as of September 30, 2011 or December 31, 2010. The Company does not anticipate any significant changes to its unrecognized tax benefits within the next twelve months.

Note 7—Technical Rights, Patent License and Royalty Agreements

Syntrix Biosystems, Inc.

On June 2, 2011, the Company and Syntrix Biosystems, Inc., a Delaware corporation (“Syntrix”), entered into an Exclusive License Agreement (the “Agreement”) pursuant to which the Company granted Syntrix a perpetual, exclusive, worldwide, assignable, sub-licensable right to the Company’s technology platform for the development, manufacture and distribution of tablet formulations containing a certain confidential active ingredient. In consideration for the grant of the license, the Company will receive a royalty as a percentage of sales and sublicense royalties actually received by Syntrix, net of certain allowances or credits for rejections and returns, rebates, charge backs and discounts. Royalties are payable from the first commercial sale of licensed product formulations through July 19, 2017, up to a maximum payment to the Company of $20 million.

The Company had previously contracted with Syntrix to provide certain development and commercialization services with respect to the licensed formulation. In connection with the license agreement, and in order for Syntrix to continue the needed development activities, the Company sold Syntrix certain laboratory equipment previously used by the Company in performing these services. The purchase price for the equipment was $175,000, and a gain of $120,000 was recognized in the second quarter of 2011.

RedHill Biopharma Ltd.

On May 2, 2010, the Company entered into an Exclusive License Agreement (the “Agreement”) with RedHill Biopharma Ltd., an Israeli company (“RedHill”). Under the Agreement, the Company granted to RedHill the exclusive, worldwide, and perpetual rights to produce, market, and sell Ondansetron tablet formulations based on the Company’s proprietary and patented Controlled Delivery Technology (“CDT”) platforms. Under the terms of the Agreement, the Company received the initial licensing fee of $100,000 in May 2010. Additionally, RedHill is obligated to make milestone payments to SCOLR of $250,000 each upon (i) final marketing approval by the FDA of the Ondansetron product and (ii) the first commercial sale of the product by RedHill. The Company will receive an 8% royalty on direct and sublicense sales royalties actually received by RedHill, net of RedHill’s reasonable marketing and distribution expenses. The Agreement specifies a maximum payment to the Company, including royalties and all other fees, of $30 million.

On November 3, 2010, RedHill engaged the Company to perform certain research services related to an extended release formulation of Ondansetron. Under the agreement, the Company received $100,000 in total fees for research services. RedHill paid $50,000 of the total fee upon signing the agreement and paid the remaining $50,000 in the first quarter of 2011. The full $100,000 was recorded as revenue in the first quarter of 2011.

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

During the fourth quarter of 2010, the Company was informed by Perrigo, that certain retail accounts will no longer carry certain of Perrigo’s products. Revenues from Perrigo decreased substantially during the first half of 2011 as a result of such discontinuance as remaining product was sold, and the Company expects revenues from Perrigo will be insignificant in future periods.

Note 8—Facility Lease

On April 26, 2011, the Company executed a Second Amendment to Lease Agreement (the “Lease Amendment”) with the landlord of its principal office in Bothell, Washington under the Standard Multi-Tenant Lease dated June 19, 2008 between the Company and the landlord, as amended (the “Lease”). Pursuant to the terms of the Lease Amendment, the Company and the landlord agreed to (1) reduce the term of the Lease such that it will expire on March 31, 2012 rather than January 31, 2016, (2) reduce the amount of monthly rent and common area maintenance (“CAM”) charges from approximately $38,756 to $11,050 (a portion of which the Company collects from existing subtenants), and (3) forgive all past due amounts in respect of unpaid rent and CAM charges. In consideration for the landlord’s agreement to the Lease Amendment, the landlord retained the cash security deposit of $38,629 paid by the Company to the landlord under the Lease and retained a Letter of Credit of $257,000 issued by Silicon Valley Bank in favor of the landlord that was secured by a money market account and was classified as a non-current asset, in the Company’s balance sheet. These amounts were offset against the deferred rent and included in the calculation of deferred rent over the term of the modified operating lease. The Lease Amendment also provides for termination of the Lease by the landlord upon 75 days written notice to the Company and provides the landlord with certain rights to re-market the premises.

Note 9—Warrants

During the nine months ended September 30, 2011, there were no warrants exercised. The Company had the following warrants to purchase common stock outstanding at September 30, 2011:

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

The fair value of the 2002 warrant did not change during the three month period ending September 30, 2011. The fair value of the warrant was $53,000 as of September 30, 2011. In accordance with the anti-dilution adjustment provisions of the 2002 warrant the exercise price of such warrant was adjusted to $0.05 per share effective June 16, 2011 in connection with the private placement of the Company’s 8% Senior Secured Convertible Debentures due 2013. The fair market value of the warrant was determined utilizing unobservable inputs (Level 3). The change in fair market value of the warrant liability is included in Other income (expense) in the Statements of Operations. The Company valued the warrant using a binomial valuation model with the following assumptions: expected term equal to the remaining term of the warrant, volatility equal to the volatility of the Company’s common stock for the remaining term of the warrant, risk-free interest rate based upon the U.S. Zero Coupon Treasury Strip Yields for the remaining term of the warrant, and dividend yield equal to zero since the Company has not historically paid any dividends. Additionally, the binomial valuation model considers the probability that the exercise price of the warrant will be reset. The following table provides a reconciliation of the beginning and ending balances of the warrant liability (Level 3) as of September 30, 2011 (in thousands):

Beginning balance as of December 31, 2010	$150
Change in fair market value of warrant liability	(97)

Ending balance as of September 30, 2011	$53

Note 10—Share-Based Compensation

During the three-month period ended September 30, 2011, the Company granted 50,000 options to purchase shares of its common stock pursuant to the Company’s 2004 Equity Incentive Plan. The fair value of the stock options awarded was $3,000.

The following tables set forth the aggregate share-based compensation expense resulting from equity incentive awards issued to the Company’s employees and to non-employees for services rendered that is recorded in the Company’s results of operations for the period ended (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Functions	2011	2010	2011	2010
Marketing	$—	$33	$1	$33
Research and development	—	6	6	30
General and administrative	37	51	164	153

Total	$37	$90	$171	$216

Note 11—Net Loss Per Share Applicable to Common Stockholders

Basic net income (loss) per common share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted net income (loss) per common share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding and other dilutive securities outstanding during the period. The potential dilutive shares of the Company’s common stock resulting from the assumed exercise of outstanding stock options, and the assumed exercise of the warrants are determined under the treasury stock method. Diluted net income (loss) per share includes the effect of potential issuances of common stock, except when the effect is anti-dilutive. Shares used in the computation of loss per common share were 49,816,073 for each of the three months ended September 30, 2011 and 2010, and 49,816,073 and 47,571,319 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and 2010, the following potential common shares were not included in the calculation of diluted net loss per share as the effect would have been anti-dilutive.

	2011	2010
Assumed exercise of stock options	3,361,068	4,245,550
Assumed conversion of warrants	5,665,950	4,481,750
Assumed conversion of debt, including accrued interest	24,445,624	—

Total	33,472,642	8,727,300

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited financial statements, including the notes thereto, appearing in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and accompanying notes for the year ended December 31, 2010 in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). When used in this Quarterly Report on Form 10-Q, the words “we”, “our”, “us” and derivatives thereof refer to SCOLR Pharma, Inc., a Delaware corporation.

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” and similar expressions identify certain of such forward-looking statements. Forward-looking statements include, without limitation, statements regarding the sufficiency of our cash and cash equivalents to continue our operations through the end of 2011, the relative contribution margins associated with our nutritional products business, anticipated receipt of additional retail orders of our nutritional products, anticipated declines in operating losses, and anticipated improvements in cash flow. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Actual results, performance or achievements could differ materially from historical results or those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth under the heading “Risk Factors” in our 2010 Form 10-K, as supplemented and modified in our quarterly reports on Form 10-Q, including in Item 1A of Part II herein, and are detailed from time to time in our periodic reports filed with the SEC. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Nutritional Products

We have developed multiple private label extended release nutritional products incorporating our CDT platforms.

In October 2005, we entered into a strategic alliance with a subsidiary of Perrigo Company (“Perrigo”) for the manufacture, marketing, distribution, sale and use of certain dietary supplement products in the United States. We have historically received royalty payments based on a percentage of Perrigo’s net profits derived from the sales of products covered by our agreement, and such royalty payments have previously been our primary source of revenue. In the fourth quarter of 2010, we were informed by Perrigo that certain retail accounts will no longer carry certain of Perrigo’s products. Revenues from Perrigo decreased substantially over the first half of 2011 as remaining inventories of discontinued products were sold. We expect that revenues from Perrigo will be insignificant in future periods.

We are seeking to take advantage of an opportunity to provide our novel extended release dietary supplements to the market via direct sales efforts to numerous national retailers. Our direct sales distribution channel is expected to provide higher contribution margins as compared to royalty revenues from our partnership with Perrigo. We have commercial relationships with contract manufacturing and distribution firms, sales and marketing brokers and business process services providers in place in order to support these direct sales efforts.

We will require substantial working capital to source product from third parties for later sale. See “Current Operating Plan” below.

Product Candidates

We have sought to develop a CDT-based extended release formulation of ibuprofen, an analgesic typically used for the treatment of pain, fever and inflammation. In November 2008, we successfully completed our pivotal Phase III trial to evaluate the safety and efficacy of our 12 hour CDT 600 mg extended release ibuprofen for the OTC market. There are currently no extended release formulations of ibuprofen approved for use in North America. Prior to the final submission of our regulatory application to the U.S. Food and Drug Administration (“FDA”) we are required to complete an actual use study of the ibuprofen product. However, to preserve capital, we ceased substantially all clinical activities related to our ibuprofen product prior to enrollment in that study. We will require additional financing, revenue or partnership support in order to fund the remaining activities necessary to complete the study and move forward with our regulatory application on the product. We are seeking partnerships and other strategic relationships in connection with our ibuprofen product.

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

Current Operating Plan

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

Our current operating strategy is to actively manage our liquidity by limiting our operating activities to the advancement of our nutritional products business. We have ceased substantially all clinical and development activities related to new and existing product candidates, eliminated substantially all of our laboratory operations and otherwise sought to eliminate or reduce general administrative and other operating expenses.

We expect our operating losses to decline and cash flows to improve if we generate revenue through direct sales of our nutritional products. However, we have limited cash and cash equivalents, and the advancement of our nutritional products business depends in part on our ability to generate cash from operations to fund additional purchases of inventory. Delays in receipt of forecasted orders for our nutritional products, or delays in our receipt of cash generated through sales of nutritional products may constrain our liquidity, and we may be unable to fund inventory purchases and other costs associated with our nutritional products business. We have not secured a source of additional working capital and may be unable to secure additional financing on favorable terms, or at all. If we are unable to manage our cash flow or secure additional financing, our plans to advance our nutritional products business may be unsuccessful and we may be required to further reduce the scope of our business, or discontinue operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Since December 31, 2010, neither our critical accounting policies, nor our application thereof (as more fully described in the 2010 Form 10-K) has changed significantly. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become more critical. You should understand that generally accepted accounting principles require management to make estimates and assumptions that affect the amounts of assets and liabilities or contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from these estimates.

New Accounting Pronouncements

Effective January 1, 2011, we adopted Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2010-17, “Milestone Method of Revenue Recognition.” These ASUs revise and clarify accounting for the milestone method and arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting. There are also expanded disclosure requirements for significant judgments made in the application of these standards, if material. The adoption of these pronouncements did not have a material effect on our financial statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”), to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s (“IASB”) concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement. The amendments in the ASU 2011-04 are effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted for public entities. We are currently assessing the impact of ASU 2011-04 on its financial statements. Adoption of this standard is not expected to have a material impact on the financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

Total revenues, which consist of licensing fees, research and development revenues, and royalty revenue from our collaboration agreements, decreased 90%, or $112,000, to $12,000 for the three months ended September 30, 2011, compared to $124,000 for the same period in 2010.

This decrease is due to a reduction in royalty revenue from sales of our nutritional products by Perrigo compared to the prior period. Royalty payments are based on Perrigo’s net profits from the sale of CDT-based products. During the fourth quarter of 2010, we were informed by Perrigo that certain retail accounts will no longer carry certain of Perrigo’s products. Revenues from Perrigo decreased substantially over the first half of 2011 as a result of such discontinuance as remaining product was sold, and we expect that revenues from Perrigo will be insignificant in future periods.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 49%, or $46,000, to $47,000 for the three months ended September 30, 2011, compared to $93,000 for the same period in 2010. The decrease of $46,000 was primarily due to a reduction in sales commissions related to our nutritional products business, a reduction in travel expenses and lower royalty expense. Lower royalty expense is a result of the reduction in sales by Perrigo of products with respect to which we pay royalties to Temple University. Under our agreements with Temple University we are required to make a minimum annual royalty payment of approximately $49,000. Salary and expenses related to the hiring of a sales and marketing staff person anticipated to assist with the advancement of our nutritional products business partially offset the decrease.

Research and Development Expenses

Research and development expenses decreased 72%, or $186,000, to $71,000 for the three months ended September 30, 2011, compared to $257,000 for the same period in 2010. This decrease is primarily due to the reduction in personnel and other operating expenses as a result of the elimination of laboratory activities. The decrease was partially offset by previously capitalized patent expenses.

General and Administrative Expenses

General and administrative expenses decreased 23%, or $146,000, to $497,000 for the three months ended September 30, 2011, compared to $643,000 for the same period in 2010, primarily due to a decrease of $132,000 in office, legal, and accounting expenses compared to the prior period. The reduction in expenses is a result of our efforts to conserve working capital.

Other Income (Expense), Net

Other expense increased 72%, or $65,000, to an expense of $155,000 for the three months ended September 30, 2011, compared to an expense of $90,000 for the comparable period in 2010. The increase is due to recognition of $155,000 in interest expense and the amortization of the debt issuance costs related to the June 2011 financing. The increase was offset by a reduction of $90,000 in unrealized loss on the fair value of an outstanding warrant to purchase common stock.

Net Loss

Net loss decreased 21%, or $201,000, to $758,000 for the three months ended September 30, 2011, compared to $959,000 for the same period in 2010. The decrease in net loss is primarily the result of lower operating expenses, as discussed above.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenues

Total revenues, which consist of licensing fees, research and development revenues, and royalty revenue from our agreement with Perrigo Company decreased 60%, or $309,000, to $204,000 for the nine months ended September 30, 2011, compared to $513,000 for the same period in 2010.

This decrease is primarily due to a reduction in royalty revenue from Perrigo of $302,000 compared to the prior period. Royalty payments are based on Perrigo’s net profits from the sale of CDT-based products. During the fourth quarter of 2010, we were informed by Perrigo that certain retail accounts will no longer carry certain of Perrigo’s products. Revenues from Perrigo decreased substantially over the first half of 2011 as remaining stock of discontinued product was sold. We expect that revenues from Perrigo will be insignificant in future periods.

Operating Expenses

Marketing and Selling Expenses

Marketing and selling expenses decreased 5%, or $13,000, to $225,000 for the nine months ended September 30, 2011, compared to $238,000 for the same period in 2010. This decrease was primarily due to lower marketing and sales brokerage related expenses, partially offset by salary and other expenses related to the hiring of a sales and marketing staff-person to assist with the advancement of our nutritional products business as well as lower royalty expense. Lower royalty expense is a result of the reduction in sales by Perrigo of products with respect to which we pay royalties to Temple University. Under our agreements with Temple University we are required to make a minimum annual royalty payment of approximately $49,000.

Research and Development Expenses

Research and development expenses decreased 28%, or $238,000, to $615,000 for the nine months ended September 30, 2011, compared to $853,000 for the same period in 2010. This decrease is due to the gain on the sale of fully depreciated laboratory assets of $150,000 and the reduction in personnel and other operating expenses as a result of the elimination of laboratory activities.

General and Administrative Expenses

General and administrative expenses increased $6,000 to $1.8 million for the nine months ended September 30, 2011, compared to approximately $1.8 million for the same period in 2010, primarily due to an increase of $78,000 in depreciation expense of our leasehold improvement as a result of the change in the lease termination date to March 2012 and an increase in legal expenses of $43,000. These increases were offset by a decrease of $143,000 in office and accounting expenses.

Other Income (Expense), Net

Other expense decreased 37%, or $36,000, to $61,000 for the nine months ended September 30, 2011, compared to an expense of $97,000 for the comparable period in 2010. The decrease is due to a change of $180,000 in unrealized loss on the fair value of an outstanding warrant to purchase common stock, offset by $160,000 in interest expense and the amortization of the debt issuance costs related to the June 2011 financing.

Net Loss

Net loss increased 1%, or $28,000, to $2.5 million for the nine months ended September 30, 2011, compared to $2.5 million for the same period in 2010. The increase in net loss reflects lower revenues, offset by lower operating expenses and a positive change in the unrealized gain on the fair value of an outstanding warrant to purchase common stock.

Liquidity and Capital Resources

On September 30, 2011, we had approximately $645,000 in cash and cash equivalents. Based on our current operating budget, we anticipate that our existing cash and cash equivalents will be sufficient to fund our operations through the fourth quarter of 2011, assuming we do not trigger additional obligations, and unless events arise that negatively impact our liquidity.

Our current operating strategy is to actively manage our liquidity by limiting our operating activities to the advancement of our nutritional products business. We have ceased substantially all clinical and development activities related to new and existing product candidates, eliminated substantially all of our laboratory operations, and otherwise sought to eliminate or reduce general administrative and other operating expenses.

We will require additional working capital to fund inventory purchases necessary to fulfill orders of our nutritional products and otherwise advance our direct sales efforts. We may experience cash flow constraints to the extent collection of cash associated with shipments of our nutritional products is delayed, or to the extent our forecasts regarding expected orders and shipments of our nutritional products are inaccurate. Any such constraint would affect our ability to replenish our inventories of nutritional products required to fulfill future orders.

We may be required to raise additional capital through equity or debt financing, factoring of accounts receivables or other sources in order to fund purchases of inventory of our nutritional products and to continue our operations. If we are unable to obtain the necessary additional financing to fund our working capital requirements, our ability to provide our extended release dietary supplements to the market will be adversely affected and we may be required to cease our operations.

If we are forced to reduce or cease our operations we may trigger additional obligations, including contractual severance obligations aggregating as much as $150,000. In addition, we may be forced to liquidate assets at reduced levels due to our immediate liquidity requirements.

Cash flows from operating activities – Net cash used in operating activities for the nine months ended September 30, 2011 was approximately $2.9 million compared to $2.4 million for the nine months ended September 30, 2010. The increase in cash flows used in operating activities primarily reflects costs associated with our debt offering and the advancement of our nutritional business during the nine months ended September 30, 2011.

Cash flows from investing activities – Cash provided by investing activities for the nine months ended September 30, 2011 was approximately $431,000 compared to cash used in investing activities of $143,000 during the nine months ended September 30, 2010. Cash provided by investing activities primarily represent $204,000 of proceeds from the sale of laboratory equipment and the balance of our restricted cash of $257,000 used to reduce our lease obligation. Cash used in investing activities for the nine months ended September 30, 2010 primarily represent $267,000 of payments for patent rights, and a $163,000 reduction in our restricted cash balance used to reduce our lease obligation.

Cash flows from financing activities – Cash provided by financing activities for the nine months ended September 30, 2011 was $1.2 million compared to $3.8 million for the nine months ended September 30, 2010. Cash flows provided by financing activities for the nine months ended September 30, 2011 primarily represent gross proceeds of $1.2 million from issuance of our 8% Senior Secured Convertible Debentures in June 2011. Cash flows provided by financing activities for the nine months ended September 30, 2010 primarily represent net proceeds of $3.7 million from the issuance of common stock and stock warrants in our March 2010 financing transaction.

As of September 30, 2011, we had $1.3 million of working capital compared to $1.9 million as of December 31, 2010. We have accumulated net losses of approximately $76.6 million from our inception through September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine month period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material litigation.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business as modified and supplemented with risk factors set forth below.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We do not have sufficient cash to fund the operation of our business into 2012.

Our existing cash and cash equivalents are not expected to be sufficient to fund our operations into 2012.

We will need to raise additional capital or secure adequate sources of revenue to continue our operations beyond 2011 and may require additional financing, revenue or partnership support to meet the working capital requirements associated with our nutritional business and resume clinical trial and other activities related to our lead product candidates.

The timing and amount of our need for additional financing will depend on a number of factors, including:

•	the timing and volume of orders for our nutritional products, the dates for shipment of such orders and the requirements of our retail partners with regard to stock-on-hand;

•	our ability to manage cash flow from our nutritional products business and to generate sufficient cash to fund purchases of inventory and other operating expenses;

•	our ability to raise needed capital quickly, at favorable pricing and on favorable terms;

•	the structure and timing of collaborations with strategic partners and licensees;

•	our timetable and costs for the development of marketing operations and other activities related to the commercialization of our product candidates;

•	the emergence of competing technologies and other adverse market changes; and,

•	the prosecution, defense and enforcement of potential patent claims and other intellectual property rights.

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

Sales of our nutritional products into the retail channel are subject to a number of uncertainties related to retailer planning cycles, retail buyer turnover, available shelf space, and perceived consumer preferences. Additionally, our collection of cash associated with any sales to the retail market is subject to potential delay related to the terms of sales to particular retailers, including terms related to chargebacks, promotions, allowances, and returns. Due to unanticipated changes in the timing of orders from our potential retail customers, the Company’s forecasts concerning anticipated sales, revenues, and cash collections are subject to change. The Company’s expectations of liquidity for certain periods of time, and the timing in which the Company expects to receive orders for its nutritional products, convert such orders to cash collections, require additional working capital and/or reach profitability are therefore uncertain. Any inability to accurately plan for our business activities and working capital needs would have a material adverse effect on our results of operations and continue our operations.

The success of our nutritional products business is dependent on consumer preferences and our ability to acquire and maintain relationships with retailers.

Consumer preferences evolve over time and the success of our nutritional products depends on our ability to identify trends in the market for nutritional supplements and to offer products that appeal to their preferences, including concerns of consumers regarding health and wellness, safety, product attributes, and ingredients. If our products fail to meet consumer preferences, or if we are unable to distinguish our extended release nutritional products from similar products, our efforts to generate revenues from direct sales of nutritional products may be unsuccessful.

Our ability to establish key retailer relationships and retain those relationships over time generally depends on the success of our products in the consumer marketplace, as well as a variety of other factors, including the quality and price of our products, our ability to timely fulfill orders and otherwise service the needs of our retail customers, and our ability to market our products effectively and to differentiate them from competing products. We cannot assure you that we will be able to establish broad distribution of our nutritional products or successfully retain our relationships with existing or future retail partners.

If we experience quality or safety issues with our nutritional products our reputation and business may be harmed.

The success of our nutritional products business depends upon the quality of our products. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may result in product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, and other potential sanctions. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our current or future products, which may result in the loss of sales and difficulty in successfully launching new products. In addition, we may be named as a defendant in product liability or other lawsuits, which could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time, attention and resources.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from SCOLR Pharma, Inc.’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCOLR Pharma, Inc.

	By:	/s/ STEPHEN J. TURNER
Date: November 10, 2011		Stephen J. Turner
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD M. LEVY
Date: November 10, 2011		Richard M. Levy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from SCOLR Pharma, Inc.’s Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets, (ii) Unaudited Condensed Statements of Operations, (iii) Unaudited Condensed Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Financial Statements, tagged as blocks of text. Information is furnished and not filed and is not incorporated by reference in any registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.